Form 10KSB/A
period 1996-06-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1996-10-29
CIK 884802

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                                 FORM 10-KSB
(MARK ONE)                              Exhibit Index Begins on Page 33
                                                                     ---
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    [X]
1
                      THE SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]
                    For the Fiscal Year Ended June 30, 1996
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]
                                 COMMISSION FILE NO 0-19971



                      UNIVERSAL SEISMIC ASSOCIATES, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                                 76-0256086
    (STATE OF OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
    16420 PARK TEN PLACE, SUITE 300
            HOUSTON, TEXAS                               77084-5051
(Address of principal's executive offices)               (Zip Code)

                  ISSUER'S TELEPHONE NUMBER:  (713) 578-8081



          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $.0001 PAR VALUE
                             (TITLE OF EACH CLASS)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

          Issuer's revenues for its most recent fiscal year were $25,599,121.

          As of September 16, 1996, there were outstanding 4,288,147 shares of the registrant's common stock, par value $.0001, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market System on September 16, 1996) was approximately $23,353,316.

                      DOCUMENTS INCORPORATED BY REFERENCE
          THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE FROM THE DEFINITIVE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY.
          Transitional Small Business Disclosure Format (check one):
Yes    No X
   ---   ---


                      UNIVERSAL SEISMIC ASSOCIATES, INC.

                         ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I
Item 1.   Introduction and Description of Business......................... 1

Item 2.   Description of Property.......................................... 7

Item 3.   Legal Proceedings................................................ 7

Item 4.   Submission of Matters to a Vote of Security Holders.............. 7

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................. 8

Item 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 8


Item 7.   Financial Statements.............................................. 10

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 11

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................ 11

Item 10.  Executive Compensation............................................ 13

Item 11.  Security Ownership of Certain Beneficial Owners and Management.... 14

Item 12.  Certain Transactions and Related Transactions..................... 16

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.................................. 19

                                  P A R T  I

ITEM 1.  INTRODUCTION AND DESCRIPTION OF BUSINESS

                                 INTRODUCTION

          Universal Seismic Associates, Inc. (hereinafter referred to together with its subsidiaries as "the Company") was originally organized in 1985 as a Texas general partnership, and incorporated in Delaware in July 1988. Prior to May 1994, the Company was exclusively a seismic data acquisition company providing services through its subsidiary, Universal Seismic Acquisition, Inc. ("Acquisition"). In May 1994, the Company acquired a data processing services company and renamed it Universal Seismic Technologies, Inc. ("UST"). In August 1994 the Company formed a new subsidiary to perform global position system ("GPS") surveys used by the seismic industry. These operations are performed by its subsidiary, Marine Automated Surveys, Inc. ("MASI"). In January 1996 the Company formed and incorporated a new wholly owned subsidiary, UNEXCO, Inc. ("UNEXCO") to conduct oil and gas exploration and production activities.

                                 DESCRIPTION OF BUSINESS

          The Company is a provider of three-dimensional ("3-D") seismic acquisition and processing services to the energy industry in the United States ("U.S.") and also explores for oil and gas through UNEXCO. Oil and gas companies utilize seismic data in determining suitable locations for drilling exploratory wells, in the development of oil and gas reserves and, increasingly, in reservoir management. The Company acquires, on a contract basis, seismic data for energy and energy service companies, which typically have exclusive ownership of the data. The Company's data processing segment serves both acquisition clients and unrelated energy customers. Management believes that there is a significant current demand for, and intends to focus its immediate resources on providing contract 3-D seismic studies in land and swamp environments, along with data processing and analysis. The Company's GPS survey business supports its data acquisition clients.

          The Company has built its reputation in the U.S. oil and gas community by using state-of-the-art seismic recording systems and highly trained and experienced crews, both of which are necessary to have the ability to provide a superior 3-D seismic survey. The Company has further enhanced its reputation by establishing itself as a provider of quality 3-D processing and analysis along with GPS surveys that more efficiently support its data acquisition crews.

          In September 1991, the Company obtained its first data acquisition system with 3-D capability. The system acquired, an Input/Output, Inc. ("I/O") SYSTEM TWO(R) ("SYSTEM TWO"), is a new generation of seismic acquisition systems that employs a 24 bit analog-to-digital converter using advanced delta sigma technology, which reduces errors in data interpretation. Less errors in data interpretation by the exploration geophysicist means higher success rates for oil and gas exploration activities.

          The Company performed its first international seismic acquisition project in northwestern Australia during the 1995 fiscal year. The Company is not currently conducting international operations, but intends to expand into international markets (See "ADDITIONAL RECENT DEVELOPMENTS"). The Company began operating in swamp and shallow water environments in conjunction with the addition of a new I/O SYSTEM TWO(R) RSR crew in mid October 1995. The Company does not operate any marine crews.

          During the fiscal year ended June 30, 1996, the Company primarily provided 3-D contract land seismic data acquisition for third parties ("Data Acquisition"). The Company began offering seismic data processing services ("Data Processing") after its May 1994 acquisition of UST. The Company feels that its Data Processing business will eventually have a significant impact on future revenues and earnings. The Company intends to focus on 3-D contract land seismic acquisition, along with its Data Processing business, for the foreseeable future. In addition, the Company will continue to develop its energy division (UNEXCO) and expects that business may have a significant impact on revenue and earnings in future years. The Company is committed to hiring the necessary personnel and raising the necessary funds to grow the Data Processing and UNEXCO business.

          CERTAIN OF THE MATTERS DISCUSSED ABOVE CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THE ANTICIPATED RESULTS WILL OCCUR.

DATA ACQUISITION

          The Company operates six 3-D Data Acquisition crews. Five crews operate I/O SYSTEM TWO(R)s and the sixth crew operates a 720 channel OPSEIS 5586 telemetry system. Three of the I/O Systems use cable technology to link remote signal conditioners (MRX's and RSX's) which collect the analog signals, to the central electronics unit or control center. The two new 1800 channel I/O RSR systems use radio telemetry technology to link the system. This telemetry technology allows the Company to operate in environmentally sensitive areas such as swamp/marsh areas along the gulf coast and in challenging geographic areas such as mountain and jungle terrain. In addition, the Company's 8,100 channels of I/O equipment are interchangeable among the five I/O crews, allowing the Company flexibility in designing recording programs to meet the specific requirements of each project. The crews typically operate in West Texas and along the Gulf Coast, from Texas to Florida, and have the ability to use both dynamite and vibroseis energy sources in both dry land and marsh environments.

          Seismic Crews. A seismic crew typically consists of a supervisor, crew chief, assistant crew chief, and general laborers who place and move the geophones and seismographs; either (i) a drill crew that drills holes for explosives and shooters who detonate the explosives, or (ii) a vibroseis crew that operates the vibroseis trucks; and an observer who operates the seismograph and controls the recording of seismic data. A fully staffed seismic crew typically consists of 20 to 30 personnel. The Company has the ability to staff its acquisition crews according to specific client requirements.

          Contracts. The Company's Data Acquisition activities are conducted under contracts with customers who typically retain exclusive ownership of the acquired seismic data. Contracts, which are awarded on a competitive bid basis, are either "turnkey" contracts which provide for a fixed fee to be paid to the Company for each unit of data acquired or "term" contracts which provide for a fixed monthly fee and bonuses for production during the term of the project. Turnkey contracts generally can provide more profit potential for the Company, but involve more risks because of potential down time for weather and other types of delays. All of the Company's present contracts are on a turnkey basis.

DATA PROCESSING

          The Company's Data Processing center located in Houston, Texas is a high technology provider of 3-D processing and analysis. Data Processing combines raw data collected in the field and enhances it through various processes into a form ready for interpretation by customers in the oil and gas industry. The Company has added externally developed software and hardware operating on a Unix based platform to enhance its 3-D processing capabilities. The center utilizes its internally developed compact, PC-based, interactive work stations for smaller 3-D projects and 2-D processing.

          The Company can also reprocess older existing data using current techniques in order to enhance the usefulness of that data.

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

          The Company participates in oil and gas exploration projects through its wholly owned subsidiary, UNEXCO, Inc. It is the Company's intention to take carried and/or working interests in carefully selected 3-D seismic projects with the goal of creating substantial oil and gas reserves and a revenue stream from these interests.

          The Company typically earns a working interest in a prospect by acquiring the 3-D seismic data using its own capital and processing it, utilizing the services of Acquisition and UST, respectively. Its partner in the program typically contributes the oil and gas leases and/or options, geological and engineering expertise and operating capability. UNEXCO maintains a state-of-the-art interpretation workstation, and together with the Company's partners, jointly interprets the 3-D seismic data. After interpreting the 3-D data and integrating the geological and engineering data, the Company and its partners will decide whether to drill the prospect themselves or sell their interests for cash and a carried interest to oil and gas industry participants.

          At this time the Company has completed its first oil and gas participation project, successfully selling for cash and a carried interest, a prospect to Meridian Oil (now Burlington Resources). The initial well has been successfully drilled and completed and is presently producing. A second well, the Meridian Oil #2 Welder-Cole, has been drilled and is waiting on completion and subsequent hook-up to a pipeline. The Company presently has a 9% working interest in 208.8 net mineral acres in this prospect and anticipates eight to twelve additional wells will be drilled to fully develop the field.

          The Company has signed agreements to participate in an additional ten projects in calendar year 1996 totaling approximately 201 square miles (128,640 acres) of 3-D seismic acquisition programs. These projects are in various phases of development and represent a portfolio of prospects that the Company believes will result in significant reserves and subsequent cash-flow upon completion of the projects.

          CERTAIN OF THE MATTERS DISCUSSED ABOVE CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THE ANTICIPATED RESULTS WILL OCCUR.

SEASONALITY

          The Company has the opportunity to generate its highest Data Acquisition revenues during the summer months, primarily because this period typically provides for more recording hours due to longer days. Although certain seasons during the year generally provide better working conditions, adverse weather conditions may impact Data Acquisition revenue at any time throughout the year.


  SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR ENDING JUNE 30, 1996

ACQUISITION CREW EXPANSION

     In June 1996 the Company placed in service an 1800-channel I/O SYSTEM TWO(R) RSR and related equipment. The equipment purchase was financed through affiliates of Resource Investors Management Company ("RIMCO").

FORMATION OF UNEXCO, INC.

     In January of 1996 UNEXCO was formed through a strategic alliance with RIMCO. At that time, four limited partnerships, of which RIMCO is the sole general partner (the "RIMCO Partnerships"), agreed to lend UNEXCO up to $3,000,000. In connection therewith, UNEXCO executed four promissory notes in the aggregate principal amount of $3,000,000 (the "RIMCO UNEXCO Notes"), the proceeds of which are to be funded through January 19, 1998, and utilized to expand operations to include working interest participation in 3-D exploration and development projects. At September 16, 1996 the RIMCO Partnership had funded $2,470,901 under the RIMCO UNEXCO Notes. The RIMCO UNEXCO Notes will be secured by all of the assets acquired with the proceeds thereof, and pursuant to the terms of a Guaranty and Exchange Agreement, executed by UNEXCO, the Company and the RIMCO Partnerships. The principal amount of these Notes may be exchanged for the Company's Common Stock at the rate of $3.77 per share.



                         ADDITIONAL RECENT DEVELOPMENTS

     On August 1, 1996 the Company announced the execution of a letter of intent providing for a merger with SUELOPETROL c.a., of Caracas, Venezuela ("SUELO"). The letter of intent, which has expired, called for Universal to issue to SUELO approximately 4.8 million shares of the common stock of the Company and to pay up to $16 million to SUELO shareholders of which $4 million was to be on an earn out basis. Although the letter of intent has expired, the Company is currently continuing discussions with SUELO. The Company previously indicated that it expected the transaction to close in November 1996. The Company remains committed to pursue a transaction with SUELO that is beneficial to its shareholders; however, completion of the transaction remains subject to completion of due diligence and resolution of material terms and definitive documentation.

     Established in 1984, SUELO is one of the most experienced seismic contractors in Venezuela. The Company has completed several complex 2D and 3D seismic shoots in Venezuela and has in place a sophisticated infrastructure of personnel, equipment and base camps strategically located throughout Venezuela. SUELO is the only locally owned seismic contractor in Venezuela. SUELO's primary clients are affiliates of Petroleos de Venezuela S.A. ("PDVSA") which include Lagoven, Corpoven and Maraven, state owned oil and gas concerns. SUELO is currently operating two crews and intends to add a minimum of two new crews over the next several months to handle its backlog of approximately $65 million of seismic data acquisition and processing for the PDVSA affiliates. In addition to the traditional state-owned PDVSA market, there are currently 30 international companies which have initiated exploration and production activities in Venezuela which include operating agreements, strategic alliances and the exploration of new areas. The recent opening of the Venezuelan oil industry to the private sector, after more than 20 years of government ownership has created additional market opportunities for SUELO. In addition, the Company believes that the market for seismic services in Latin America is likely to be strong for the next five years. SUELO believes that it will be in a good position to utilize its significant expertise in other Latin American countries.

          Effective September 16, 1996, Rick E. Trapp resigned as the Chairman of the Board of the Company. Mr. Trapp decided to pursue other interests outside of the seismic industry. In the interim, the Board has decided to operate without a designated Chairman of the Board.


                                 GENERAL

CUSTOMERS

          The Company's customers primarily include major energy and oil and gas service companies. The following table sets forth the Company's Data Acquisition customers who accounted for 10% or more of the Company's revenues in the past two fiscal years:

                                                            Year Ended June 30,
                                                            --------------------
                                                            1995          1996
                                                            ----          ----

                Ampolex Limited                              10%            1%
                Union Pacific Resources (UPRC)              ---            11%

          The Company's mix of customers changes yearly as contracts are awarded and completed. The Company is unable to anticipate whether significant portions of its future revenues may be attributable to a few customers, although it is likely the customer mix will change from period to period.

COMPETITION

          The acquisition and processing of seismic data for the oil and gas exploration industry is highly competitive. Although reliable comparative figures are not available, the Company believes, and it should be assumed, that its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company.

          The Company's principal competitors for seismic Data Acquisition and Data Processing contracts are Western Atlas, Digicon Inc., the GECO division of Schlumberger, Inc., and Grant Geophysical. For 3-D Data Acquisition, price, the type and capability of equipment used to conduct a survey and the equipment's availability are important considerations. Other competitive factors including crew performance and dependability, not simply price, affect the decision to award a contract to the Company or one of its competitors. For Data Processing, industry reputation, turnaround time, and price are the critical factors in receiving a job.

BACKLOG

          On June 30, 1996, the Company had a backlog of Data Acquisition contracts of approximately $25 million. This backlog consists of work to be performed under supplemental agreements to master contracts signed at the point in time the Company is awarded its first contract with the customer. The supplemental agreements define the price of a specific project and detail the work to be done. In most cases, the agreements may be terminated by the customer upon 30 days written notice without substantial penalty. For this and other reasons, the Company's backlog at any particular date may not be indicative of the Company's revenues or other operating results for any succeeding fiscal period. The Company can not, therefore, assure that the backlog will be realized as revenue. At June 30, 1996 the Company's Data Processing center had contracted backlog of approximately $550,000. These contracts are generally terminable by the customer at any time prior to the actual work being done and, therefore, may not be indicative of future revenues or other operating results.

SUPPLIERS

          The Company is dependent on I/O for additions to and replacements for its SYSTEM TWO seismic data gathering equipment. Because this equipment represents proprietary, state-of-the-art technology, should any system be substantially damaged, or should a significant system failure occur, and should I/O be unwilling or unable to furnish replacement parts, the Company would probably be unable to obtain such replacements from other sources, and would have to acquire other equipment that may be less technologically advanced or make a substantial investment in new or used equipment to perform Data Acquisition services. Management believes that its relationship with I/O is satisfactory. There are a number of suppliers providing new and used 3-D equipment.

GOVERNMENTAL AND ENVIRONMENTAL COMPLIANCE

          Compliance with federal, state and local regulations, including those which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had any material effect on the earnings or competitive position of the Company.

EMPLOYEES

          On June 30, 1996, the Company employed 291 people, all of whom are full time employees, and none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company leases corporate office facilities in Houston, Texas, consisting of approximately 19,779 square feet, under a 120 month lease expiring on June 14, 2005, subject to the Company's option to cancel on, but not before or after, the 60th month, or the 84th month, with monthly rental of $14,834.
The Company, from time to time, also leases temporary offices for its field crews, the terms of such leases being dependent on the size and term of the project. All real property leased by the Company is in good condition.

          The Company owns a 9% working interest in two wells (208.8 net mineral acres) in Victoria Co., Texas. Proved developed and proved undeveloped reserves have not yet been determined.

ITEM 3.  LEGAL PROCEEDINGS

          From time to time, the Company and its subsidiaries are defendants or parties in lawsuits or other proceedings arising in the ordinary course of the Company's business. Such lawsuits typically relate to nuisance claims arising from the Company's seismic activities. The Company is not aware of any proceedings which it deems to be potentially material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION FOR COMMON STOCK

          The Company's common stock trades on the NASDAQ National Market System under the symbol "USAC". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock on the NASDAQ National Market System during the periods indicated:

                                                 HIGH             LOW
                                                 ----             ----
          FISCAL YEAR ENDED JUNE 30, 1995:
                First Quarter                    4 1/4            3
                Second Quarter                   3 7/8            2 3/8
                Third Quarter                    3 1/8            2 3/8
                Fourth Quarter                   3 3/4            2 5/8


                                                 HIGH             LOW
                                                 ----             ---

          FISCAL YEAR ENDED JUNE 30, 1996:
                First Quarter                    5                2 7/8
                Second Quarter                   3 13/16          2 1/8
                Third Quarter                    4 9/16           2 3/4
                Fourth Quarter                   5 7/8            3 7/8


HOLDERS

          On September 16, 1996, the last reported sales price of a share of the Company's common stock on the NASDAQ National Market System was $7.25. On September 16, 1996 there were approximately 1,038 shareholders of record of the Company's common stock.


DIVIDENDS

          The Company has never declared any dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING REVENUE AND COSTS

          The fiscal 1996 revenues of $25,599,121 represents an increase of approximately 13% over fiscal 1995 revenues of $22,751,463. The increased revenues reflect gains in Data Acquisition activities. Data Acquisition revenues increased by approximately 14% to $24,433,021 in 1996. This resulted from the addition of the Company's fifth 3-D acquisition crew in December 1995 and the addition of a sixth crew during June of 1996. During fiscal 1995 a temporary fifth crew was leased on a short term basis and performed the Company's first international seismic project in Australia. This project resulted in $2,200,000 in revenues. Data Processing revenues decreased by approximately 14% to $1,166,100 in fiscal 1996. Fiscal 1995 revenues were $1,352,178. Revenues declined as the Company refocused its marketing and sales efforts from 2-D processing toward the more profitable 3-D programs. Data processing margins increased however, as the Company worked through its backlog of low-margin 2-D jobs and began processing higher margin 3-D work.

          Operating expenses increased from $21,194,589 to $25,302,906, or approximately 19%, in fiscal 1996. Direct costs of seismic acquisition increased by approximately 25%, from $15,944,403 in 1995 to $19,921,200 in 1996, due to the Company's expanded crew operations. Direct costs of processing decreased from $1,353,234 in 1995 to $893,715 in 1996 due to the decrease in associated operations. Selling, general, and administrative expenses ("SG&A") increased approximately 9% from $2,060,917 in 1995 to $2,247,842 in 1996. The increase primarily reflects reduced personnel costs, including salaries, that were contractually chargeable to the Company's Australian project which reduced SG&A in fiscal 1995. The fiscal 1996 SG&A is virtually identical to SG&A costs in fiscal 1994. Depreciation and amortization increased by approximately 22% from $1,836,035 in 1995 to $2,240,149 in 1996 due to major capital asset additions made during fiscal year 1996 by reason of the acquisition of additional seismic crews.

          Interest expense increased by approximately 31%, from $856,611 in 1995 to $1,121,969 in 1996. The increase in interest resulted from equipment financing required for the Company's new 3-D acquisition crews, the upgrading of Data Processing equipment and upgrading acquisition crew equipment.

          The net loss of $808,857, or $(0.19) per share, for the fiscal year ended June 30, 1996 represents a decrease of $1,514,084 as compared with net income of $705,227, or $0.17 per share, in fiscal 1995. Although Data Acquisition revenue increased by 14%, gross operating margins dropped to 19% in fiscal 1996 as opposed to 26% in fiscal 1995. The loss in fiscal 1996 versus a profitable fiscal 1995 can be attributed to this slippage in margins. There are two causes for decline: (i) during the second quarter the Company expected to place in service in mid-October a new seismic acquisition system. This system was not placed in service until mid-December, therefore substantial start-up costs were incurred with no offsetting revenue; (ii) in addition, during the same period a significant project was canceled and several other projects were reduced in size. Due to these changes, crews could not operate efficiently and revenue was impaired. Due to these problems, second quarter gross margin dropped to 2% and negatively impacted the year as a whole. Gross margin for the rest of the 1996 fiscal year averaged 21%.

LIQUIDITY AND CAPITAL RESOURCES

          During the fiscal year ended June 30, 1996 the Company's cash and cash equivalents decreased by $225,926. This decrease resulted from cash used to fund the Company's loss for the year. Capital expenditures and equipment acquired in exchange for long term debt of $7,403,621 in 1996 were primarily related to the Company's expanded Data Acquisition crew operations. In addition, $571,247 was used to fund the Company's oil and gas exploration activities. The Company paid long term debt and capital lease obligations of $5,791,698 in fiscal 1996.

          In August 1995 the Company entered into credit agreements with Fidelity Funding, Inc. providing for aggregate maximum of $5 million in borrowings. This agreement replaced the previously existing $3.5 million line of credit with FINOVA Capital Corporation. Under the agreement the Company may, under certain conditions, borrow up to 85% of the Company's eligible accounts receivable. The line of credit bears interest at the prime rate plus .5% per year and matures on August 31, 1998. At September 16, 1996 the balance outstanding on the revolving line of credit amounted to $2,078,383.

          In January 1996, UNEXCO entered into credit agreements with the RIMCO Partnerships. Under the agreement UNEXCO may, under certain conditions, borrow up to $3,000,000 to fund working interest participation in 3-D exploration and exploitation projects. The credit facility bears interest at 10% per year and matures on January 19, 1998. On September 16, 1996 the balance outstanding under this facility was $2,470,901.

          At June 30, 1996 the Company had cash balances of $982,431. The Company feels its existing cash reserves, anticipated cash flow from its expanding operations, and funds available under the Fidelity Funding, Inc. and RIMCO facilities will be sufficient to meet its working capital needs for the foreseeable future. The Company anticipates it will require outside financing sources to fund expansion into international operations. On August 1, 1996 the Company announced the proposed combination with SUELO. In the event the combination occurs, in order to pay the $12 million initially due to SUELO shareholders, the Company expects to fund this need through a public offering of the Company's common stock expected to take place in 1997.

IMPACT OF INFLATION AND CHANGING PRICES

          The general availability of equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of acquiring seismic data. The pricing of the Company's services is primarily the function of these factors. The Company does not believe inflationary trends have had any material impact on its financial operating results during the two years ended June 30, 1996.

ITEM 7.     FINANCIAL STATEMENTS

                      UNIVERSAL SEISMIC ASSOCIATES, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----

Report of Independent Auditor...................................................................................F-1
Consolidated Balance Sheet as of June 30, 1996 and 1995.........................................................F-2
Consolidated Statement of Operations for the years ended June 30, 1996 and 1995.................................F-3
Consolidated Statement of Stockholders' Equity for the years ended
  June 30, 1996 and 1995........................................................................................F-4
Consolidated Statement of Cash Flows for the years ended June 30, 1996 and 1995.................................F-5
Notes to Consolidated Financial Statements......................................................................F-6

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          By unanimous approval of the Board of Directors, the Company changed its independent accountant engaged to audit the Company's financial statements at June 30, 1995.

          The prior accountant who audited the Company's financial statement for the years ended June 30, 1994 and 1993 completed its engagement. The independent accountant did not resign or indicate it declined to stand for re-election, nor was it dismissed. There were no disagreements with the prior accountants.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     The following table sets forth certain information regarding the current members of and nominees for the Board of Directors as of October 25, 1996.

                                                                       YEAR FIRST
                                                                        BECAME A
NAME                       AGE          POSITION WITH COMPANY           DIRECTOR
-------------------------  ---  -------------------------------------  ----------

     Michael J. Pawelek     38  President and Chief Executive Officer        1992
     Ronald L. England      39  Chief Financial Officer and Treasurer        1994
     Calvin G. Cobb         39  Director                                     1993
     Stephen F. Oakes       47  Director                                     1996
     Gary J. Milavec        35  Director                                     1996

     MICHAEL J. PAWELEK, 38, has served as President and a director of the Company since January 1992 and was named Chief Executive Officer in December 1994. Mr. Pawelek is a director, President and CEO of Kentex Holdings, Inc. ("Kentex"), whose principal asset consists of all of the outstanding capital stock of Sierra Management, Inc., a Texas corporation ("Sierra"). Between November 1987 and January 1992, Mr. Pawelek was an officer and director of a subsidiary of Sierra that conducted oil and gas operations.

     RONALD L. ENGLAND, 39, has served as Chief Financial Officer and Treasurer of the Company since January 1994 and has served as a director of the Company since November 1994. Prior to 1994, and since joining the Company in December 1992, Mr. England served as Controller of the Company. Between 1984 and 1992, Mr. England held financial management positions with various seismic companies, including Fairfield Industries, Inc. and PGI/Seis Pros. Mr. England is also a director and Vice President and Secretary of Kentex and Sierra.

     CALVIN G. COBB, 39, has served as a director of the Company since March 1993. Mr. Cobb also served as Chief Financial Officer and Treasurer of the Company, on a temporary basis, from March through December 1993. Mr. Cobb is also a Managing Director of Corstone Corporation, a private merchant banking firm, with whom he has been employed since August 1996. From September 1991 until July 1996, Mr. Cobb was a Senior Managing Director of The London Manhattan Company, an investment banking firm.

     STEPHEN F. OAKES, 47, has been a director of the Company since May 1996. From 1989 to 1992, he served as managing director of Robert Fleming, Inc., an investment banking company. He has been associated with Resource Investors Management Company Limited Partnership, a full service investment management company specializing in the energy industry ("RIMCLP"), and the general partner of each of RIMCO Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners, L.P. III, and RIMCO Partners, L.P. IV (the "RIMCO Partnerships"), since 1992. Mr. Oakes also serves as a director of Dawson Production Services, Inc.

     GARY J. MILAVEC, 34, has served as a director of the Company since February 1996. Since 1990, he has been associated with RIMCLP, a full service investment management company specializing in the energy industry, first as a Vice President and then as a Senior Vice President in 1993. Mr. Milavec also serves as a director of Texoil, Inc.

EXECUTIVE OFFICERS

     Set forth below is certain information concerning the executive officers of the Company.

NAME                       AGE          POSITION WITH COMPANY
-------------------------  ---  -------------------------------------
     Michael J. Pawelek     38  President and Chief Executive Officer
     Ronald L. England      39  Chief Financial Officer and Treasurer
     Peter B. Spooner       47  Senior Vice President
     Vicki D. Humphrey      39  Secretary

     PETER B. SPOONER has been with the Company since December 1994 and currently serves as Senior Vice President. Between March 1986 and November 1994 Mr. Spooner was Resident Director and Commercial Manager for Digicon, Inc.

     VICKI D. HUMPHREY has served as the Company's Secretary since January 1992, and previously served as Assistant Secretary since joining the Company in May 1989.

SECTION 16(A) COMPLIANCE.

     Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company's common stock are required from time to time to file with the Commission reports on Form 3, 4 or 5, relating principally to transactions in Company Securities by such persons. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, and any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the common stock ("reporting persons") that no Form 5 is required, the Company believes that the following reporting persons did not file on a timely basis the following reports required by Section 16(a) of the Securities Exchange Act of 1934 during the Company's fiscal year ending June 30, 1996. Matthew R. Bob, a director of the Company, filed a Form 4 on October 17, 1995 with respect to the Company's grant to him of an option to purchase 5,000 shares of stock in October 1994, which form was due on November 10, 1994. Mr. Bob also filed a Form 4 on February 21, 1996 with respect to the Company's grant to him of an option to purchase 10,000 shares of stock in November 1995, which form was due on December 10, 1994. Mr. Bob did not file in a timely manner a Form 5 with respect to the Company's fiscal year 1996, which form was due on August 14, 1996. Calvin C. Cobb, a director of the Company, filed a Form 4 on October 19, 1995 with respect to the Company's grant to him of an option to purchase 5,000 shares of stock in December 1994, which form was due on January 10, 1995. Mr. Cobb also filed a Form 4 on February 18, 1996 with respect to the Company's grant to him of an option to purchase 10,000 shares of stock in November 1995, which form was due on December 10, 1995. Mr. Cobb did not file in a timely manner a Form 5 with respect to the Company's fiscal year 1996, which form was due on August 14, 1996. Gary J. Milavec, a director of the Company, filed a Form 3 on February 20, 1996 with respect to his election as a director of the Company on February 9, 1996, which form was due on February 19, 1996. Ronald L. England, Chief Financial Officer and Treasurer, and a director, of the Company, filed a Form 4 on October 18, 1995 with respect to the Company's grant to him of an option to purchase 30,000 shares of stock in August 1994, which form was due on September 10, 1994, a Form 4 on October 18, 1995 with respect to the Company's grant to him of an option to purchase 30,000 shares of stock in May 1995, which form was due on June 10, 1995, a Form 4 on October 18, 1995 with respect to the Company's grant to him of an option to purchase 40,000 shares of stock in August 1995, which form was due on September 10, 1995, a Form 4 on February 20, 1996 with respect to his acquisition of 2,000 shares of the Company's common stock in December 1995, which form was due on January 10, 1996 and a Form 4 on February 20, 1996 with respect to the exchange of options to purchase 105,000 shares of the Company's common stock for warrants in January 1996, which form was due on February 10, 1996. Mr. England did not file in a timely manner a Form 5 with respect to the Company's fiscal year 1996, which form was due on August 14, 1996. Vicki D. Humphrey filed a Form 4 on October 18, 1995 with respect to the Company's grant to her of an option to purchase 5,000 shares of stock in August 1995, which form was due on September 10, 1995. Ms. Humphrey did not file in a timely manner a Form 5 with respect to the Company's fiscal year 1996, which form was due on August 14, 1996.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table reflects the aggregate cash compensation paid to the Chief Executive Officer of the Company and to each of the Company's executive officers whose compensation exceeded $100,000 for services rendered during the fiscal year ended June 30, 1996:

w
------------------------------------------------------------------------------------------------------------------------------------

                                                 ANNUAL COMPENSATION                       LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            AWARDS            PAYOUTS
                                                                                  -------------------------------------
                                                                        OTHER       RESTRICTED                           ALL OTHER
                                      SALARY                            ANNUAL         STOCK      OPTIONS/     LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR   ($)(2)         BONUS($)        COMPENSATION   AWARD(S)($)    SARS(#)   PAYOUTS($)    ($)(3)
------------------------------------------------------------------------------------------------------------------------------------

Rick E. Trapp (1)              1996   $    -0-      $      -0-           $-0-         $-0-          -0-         $-0-      $-0-
   Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------------

                               1995   $122,500             -0-            -0-          -0-          -0-          -0-       -0-
------------------------------------------------------------------------------------------------------------------------------------

                               1994   $125,000             -0-            -0-          -0-          -0-          -0-       -0-
------------------------------------------------------------------------------------------------------------------------------------

Michael J. Pawelek             1996   $141,300      $20,681.09           $-0-         $-0-          -0-         $-0-      $-0-
  President and Chief
  Executive Officer
------------------------------------------------------------------------------------------------------------------------------------

                               1995   $125,000             -0-            -0-          -0-          -0-          -0-       -0-
------------------------------------------------------------------------------------------------------------------------------------

                               1994   $125,000             -0-            -0-          -0-          -0-          -0-       -0-
------------------------------------------------------------------------------------------------------------------------------------

     (1) Mr. Trapp served as Chief Executive Officer through December 15, 1994, at which time Mr. Pawelek assumed that position. Between December 15, 1994 and September 22, 1996, Mr. Trapp served as a consultant to the Company.

     (2) Includes perquisites to the extent that the aggregate value of such perquisites paid or otherwise made available to such person exceed 10% of salary and bonus.

     Employment Agreements. The Company has entered into a written employment contract with Michael J. Pawelek for a term of two years beginning March 1, 1995, with an automatic renewal for additional terms of two years unless Mr. Pawelek or the Company gives notice at least 60 days prior to the expiration of the initial term or any renewal term. This contract provides for a minimum annual salary of $120,000 and an annual discretionary incentive bonus to be determined by the Board of Directors. If Mr. Pawelek is terminated for any reason, other than "For Cause," as defined, or Mr. Pawelek terminates his employment for "Good Reason," as defined, the Company will (i) continue to pay Mr. Pawelek his then current salary and annual bonus until the next succeeding December 31 on which the Company could have terminated the term of the contract,
(ii) pay immediately to Mr. Pawelek a lump sum equal to Mr. Pawelek's then current annual salary and the amount of incentive bonus paid or payable to Mr. Pawelek for the immediately preceding year.

     Option/SAR Grants Table. There were no stock options or stock appreciation rights ("SAR") granted to the Chief Executive Officer during 1996.

     Aggregate Option/SAR Exercises in 1995 and Year-End Option/SAR Values. The Chief Executive Officer did not hold any unexercised options as of June 30, 1996 and did not exercise any options during the fiscal year ended June 30, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As indicated below, the directors and certain principal shareholders beneficially own in the aggregate 2,719,312 shares, or 45.91%, of the Company Common Stock outstanding as of October 25, 1996.

     The following table reflects the beneficial ownership of the Company Common Stock as of October 25, 1996 with respect to (i) all persons known by the Company to be the beneficial owner of more than five percent of the Company Common Stock, (ii) directors and nominees for director of the Company and (iii) directors and officers of the Company as a group:

                                      As of October 25, 1996
--------------------------------------------------------------
Name and Address of Beneficial         Number         Percent
Owner, Identity of Group              of Shares       of Class
------------------------------------  ---------       --------
Kentex Holdings, Inc.                 1,170,000(1)      21.93%
  16420 Park Ten Place
  Suite 300
  Houston, Texas 77084-5051

Rick E. Trapp                         1,180,700(2)      22.14%
  3926 Brynmawr
  Richmond, Texas 77469

RIMCO Associates, Inc.                1,384,612(3)      24.41%
  600 Travis Street, Suite 6875
  Houston, Texas 77002

                                      As of October 25, 1996
--------------------------------------------------------------
Name and Address of Beneficial         Number         Percent
Owner, Identity of Group              of Shares       of Class
------------------------------------  ---------       --------
Directors (3)
     Michael J. Pawelek               1,172,000(4)       21.97%
     Calvin G. Cobb                      35,000(5)           *
     Ronald L. England                1,172,000(6)       21.97%
     Stephen F. Oakes                       -0-(7)           *
     Gary J. Milavec                        -0-(7)           *

Directors and Executive Officers
     as a group (5 persons)           1,324,000(7)(8)    24.17%

*  Indicates less than one percent.

     (1) Includes 1,065,000 shares owned beneficially and of record by Sierra, and 105,000 shares purchasable within sixty days pursuant to warrants.

     (2) Includes 10,700 shares owned beneficially and of record by Mr. Trapp and 1,170,000 shares owned beneficially by Kentex. Mr. Trapp owns 40% of Kentex's outstanding voting securities and is the Chairman of the Board of Kentex and may therefore be deemed to beneficially own all of the Company's common stock owned by Kentex.

     (3) Includes (i) 50,823 shares held of record, and 233,300 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P., (ii) 488,488 shares held of record, and 89,516 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. II, (iii) 61,510 shares held of record, and 6,600 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. III, and (iv) 340,141 shares held of record, and 114,234 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. IV, RIMCO Associates, Inc. is the sole general partner of RIMCLP, which is the sole general partner of each of the RIMCO Partnerships, and may therefore be deemed to beneficially own all of the Company's common stock owned by the RIMCO Partnerships.

     (4) Includes 2,000 shares owned beneficially and of record by Mr. Pawelek and 1,170,000 shares owned beneficially by Kentex. Mr. Pawelek owns 40% of Kentex's outstanding voting securities and is a director and officer of Kentex and may therefore be deemed to beneficially own all of the Company's common stock owned by Kentex.

     (5) Includes 10,000 shares purchasable within sixty days under options granted to non-employee directors pursuant to the 1992 Stock Incentive Plan, 10,000 shares purchasable within sixty days under options granted to directors pursuant to the 1995 Director's Stock and 15,000 shares purchasable within sixty days under other options.

     (6) Includes 2,000 shares owned beneficially and of record by Mr. England and 1,170,00 shares owned beneficially by Kentex. Mr. England owns 20% of Kentex's outstanding voting securities and is a director of Kentex and may therefore be deemed to beneficially own all of the Company's common stock owned by Kentex.

     (7) Excludes 1,384,612 shares beneficially owned by RIMCO Associates, Inc. and RIMCLP, with respect to which Mr. Oakes and Mr. Milavec have disclaimed beneficial ownership.

     (8) Includes 145,000 shares of Common Stock purchasable within 60 days under options granted to various directors and officers, and 1,170,000 shares owned beneficially by Kentex. Mr. Pawelek and Mr. England collectively own 60% of the outstanding voting securities of Kentex and are each executive officers and directors of Kentex and may therefore by deemed to beneficially own all of the Company's common stock owned by Kentex.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is under contract to perform seismic services for Energy Arrow, for which Matthew R. Bob, a former director of the Company, is President and an owner. In fiscal year 1996, the Company received approximately $1,683,000 for seismic services performed for Energy Arrow under various contracts.

     In late fiscal 1992 and fiscal 1993, the Company made advances to Sierra of approximately $151,000, $48,000 of which was subsequently advanced to Rick E. Trapp, principally to pay federal income tax obligations of Sierra and Mr. Trapp, and approximately $39,000, principally to pay for various expenses of Sierra. In addition, Sierra owes the Company approximately $45,000 in connection with the purchase of seismic data from the Company by an affiliate of Sierra.
In August 1992, Sierra advanced the Company approximately $170,000, which was repaid in December 1992. During fiscal years 1994, 1995 and 1996, Sierra made payments of $10,000, $48,000 and $48,000, respectively, to the Company. As a result of these transactions, and other miscellaneous advances, on June 30, 1996 Sierra owed the Company an aggregate of $28,440. The Board of Directors determined that such advances would be non-interest bearing through December 31, 1993 in consideration of $250,000 in advances made to the Company by CPX Petroleum, Inc., a wholly-owned subsidiary of Sierra, in September 1991. Interest on the amount owed from Sierra is now accruing at 6% per annum, which interest is payable annually beginning January 1, 1995.

     On February 1, 1996, the Company entered into a consulting agreement with Mr. Billy E. Trapp, the former President of the Company who retired from full time employment in March 1991 (the "Billy Trapp Consulting Agreement").
Pursuant to the Billy Trapp Consulting Agreement, the Company pays Mr. Trapp $4,000 per month for his services as a consultant to the Company for a term of ten years, provided that the Company may terminate the agreement for good cause. In connection with the Billy Trapp Consulting Agreement, Mr. Trapp and his wife executed a release agreement whereby each jointly and severally released the Company, Sierra and their respective affiliates, officers, directors, employees and representatives from any liabilities or claims related to a certain letter agreement regarding advisory and consulting services dated February 14, 1992 between Mr. Trapp and the Company, a certain letter agreement for consulting services, stock assignment, termination of stock options and group life insurance coverages dated February 14, 1992 by Mr. Trapp, with a joinder by Mrs. Trapp, and any other agreements or relationships between Mr. Trapp and/or Mrs. Trapp and the Company and/or Sierra. Billy E. Trapp is the father of Rick E. Trapp, the Company's former Chief Executive Officer and Chairman of the Board.

     On December 15, 1994, the Company entered into a consulting agreement with Rick E. Trapp, the former Chief Executive Officer and Chairman of the Board of Directors, for a term of three years (the "Rick Trapp Consulting Agreement"). The Rick Trapp Consulting Agreement provided for (i) a monthly fee of $10,000 to be paid to Mr. Trapp, and (ii) a covenant not to engage in certain activities in competition with the Company for a period of six months following termination of the agreement. On September 22, 1996, Mr. Trapp and the Company agreed to terminate the Rick Trapp Consulting Agreement. In connection therewith (i) the Company agreed to pay to Mr. Trapp the sum of $40,000, payable in four equal monthly installments commencing on October 1, 1996, and (ii) Mr Trapp executed a release and waiver agreement pursuant to which Mr. Trapp agreed to release the Company and its affiliates, officers, directors, employees and representatives from any and all liability and claims related to Mr. Trapp's employment with the Company, the termination of Mr. Trapp's employment, the Rick Trapp Consulting Agreement and any other agreements and relationships between the Company and Mr. Trapp. The release and waiver agreement further provided that Mr. Trapp not compete with the Company nor solicit any employee, agent or representative of the Company for a period of one year thereafter.

     Transactions between the Company and its officers, directors and principal stockholders or affiliates of any of them have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. Approval of a majority of disinterested members of the Board of Directors will be required for any transaction between the Company and its officers, directors or affiliates. Any future loans from the Company to its officers, directors, key employees or their affiliates will be approved by a majority of the independent and disinterested directors.

     In January 1996, the Company entered into a financing arrangement with RIMCLP and certain of its affiliates (collectively "RIMCO") providing up to $7,000,000, of which $4,000,000 was immediately funded to restructure existing debt. The debt restructure consisted of (i) $3,500,000 in 10% Senior Secured General Obligation Notes payable in 48 equal monthly installments of principal plus accrued interest commencing on March 1, 1996, and (ii) $500,000 in 5% Convertible Notes maturing on February 1, 1998, with monthly payments of interest only commencing March 1, 1996, convertible into common stock of the Company (the "Convertible Notes" at a conversion price of $3.45 per share, subject to adjustment). The remaining $3,000,000 was subsequently funded under 10% Senior Secured Exchangeable General Obligation Notes, which were exchangeable for common stock of the Company (the "Exchangeable Notes" at an exchange price of $3.77 per share, subject to adjustment). In connection with this financing arrangement, USA issued to RIMCO warrants to purchase 165,000 shares of the Company's common stock at a purchase price of $3.14 per share, subject to adjustment.

     On May 28, 1996, the Company entered into an additional credit facility with RIMCO pursuant to which the Company issued 10% Senior Secured General Obligation Notes in the aggregate principal amount of $6,500,000. In connection with this credit facility, USA issued to RIMCO warrants to purchase 278,650 shares of the Company's common stock at a purchase price of $5.00 per share, subject to adjustment. The conversion and exchange rights and the warrants issued in connection with both credit facilities could ultimately entitle RIMCO to acquire in excess of 20% of the Company's common stock.

     On August 14, 1996, the Company exercised its right to convert the Convertible Notes into 145,208 shares of the common stock of the Company. On September 30, 1996, the Company exercised its exchange to the Exchangeable Notes for 795,754 shares of the common stock of the Company.

     The Company pays each director who is not an officer or employee of the Company a $5,000 annual fee and an attendance fee of $500 for each meeting of the Board of Directors or any committee thereof that such director actually attends. In addition, the Company reimburses directors for their reasonable expenses incurred in attending meetings of the Board of Directors and its committees. During fiscal year 1996, except as set forth below, no director received more than the standard arrangement. Directors' compensation may be changed at any time by the Board of Directors.

     The Company has, in the past, issued options to purchase shares of common stock to non-employee directors. In December 1993, the Company granted to each non-employee director of the Company at that time, including Mr. Cobb, Matthew
R. Bob and Alfred Lasaine, an option to
purchase 5,000 shares of the Company's common stock for $2.50 per share pursuant to the 1992 Stock Incentive Plan, which options became exercisable immediately and remain exercisable until one year after the grantee ceases to be a director of the Company for any reason. The Company granted to each of Mr. Bob and Mr. Cobb, in October and December 1994, respectively, an option to purchase 5,000 shares of the Company's common stock for $4.00 per share pursuant to the 1992 Stock Incentive Plan, which options became exercisable immediately and remain exercisable until one year after the grantee ceases to be a director of the Company for any reason. The Shareholders approved the 1995 Director's Plan at the 1995 Annual Meeting of Shareholders of the Company. The Company has since granted to each of Mr. Cobb and Mr. Bob on November 21, 1995 an option to purchase 10,000 shares of the Company's common stock for $4.06 per share pursuant to the 1995 Director's Plan, which options will become exercisable on November 15, 1996 and will remain exercisable until one year after the grantee ceases to be director of the Company for any reason.

     The Company maintains directors' and officers' liability insurance and its Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

                                 PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        Exhibit
        Number
        --------

        *3.1  -  Restated Certificate of Incorporation of the Company (3.1)
       **3.2  -  Amended and Restated Bylaws of the Company (3.2)
        *4.1  -  Form of Stock Certificate (4.1)
       *10.2  -  Employment Agreement between the Company and Michael J. Pawelek (10.2)
       *10.3  -  Form of Indemnification Agreement between the Company and directors and certain officers (10.3)
       *10.4  -  Stock Option Plan (10.4)
     ***10.5  -  1994 Employees Stock Option Plan (4.2)
       +10.6  -  1995 Non-Employee Directors' Stock Option Plan
       +10.13 -  Office space leased between Park Ten No. 1, Ltd. and Universal Seismic Associates, Inc.
       +10.14 -  Loan and Security Agreement between Fidelity Funding, Inc. and the Company.


   ****10.15  -  Note Purchase Agreement dated as of January 19, 1996 by and between the
                 Company, RIMCO Partners, L.P., RIMCO Partners, L.P.II, RIMCO
                 Partners, L.P.III and RIMCO Partners, L.P.IV, (the "RIMCO/Partners").
   +10.15.1   -  First Amendment to Note Purchase Agreement dated as of May 28, 1996 by and between the Company and the RIMCO/Partners.
  **** 10.16  -  Note Purchase Agreement dated as of January 19, 1996 by and between UNEXCO and RIMCO Partners, L.P.II, RIMCO  Partners. L.P.III. and
                 RIMCO Partners, L.P.IV.
   +10.16.1   -  First Amendment t Note Purchase Agreement dated as of May 28, 1996 by and between UNEXCO and RIMCO Partners, L.P. II, RIMCO Partners L.P.III.
                 RIMCO Partners L.P.IV
  **** 10.17  -  Stock Ownership and Registration Rights Agreement by and between the
                 Company, UNEXCO and the RIMCO/Partnerships.
   +10.17.1   -  First Amendment to Stock Ownership and Registration Rights Agreement.
  **** 10.18  -  Warrant Agreement dated January 19, 1996 by and between the Company and the
                 RIMCO/Partnerships.
      +10.19  -  Guaranty and Exchange Agreement dated January 19, 1996 by and between UNEXCO and RIMCO Partners, L.P.II, RIMCO Partners L.P.III and RIMCO Partners L.P.IV.
   +10.19.1   -  First Amendment to Guaranty and Exchange Agreement dated May 28, 1996 by and between UNEXCO and the RIMCO Partners, L.P.II, RIMCO Partners,
                 L.P.III and RIMCO Partners, L.P.IV.
      +10.20  -  Common Stock Purchase Warrant executed January 19, 1996 by the Company in favor of RIMCO partners, L.P. for the purchase of 57,750 shares of the
                 Company's Common Stock.
      +10.21  -  Common Stock Purchase Warrant executed January 19, 1996 by the Company in favor of RIMCO Partners, L.P.II for the purchase of 57,750 shares of the
                 Company's Common Stock.
      +10.22  -  Common Stock Purchase Warrant executed January 19, 1996 by the Company in favor of RIMCO Partners, L.P.III for the purchase of 6,600 shares of the
                 Company's Common Stock.
      +10.23  -  Common Stock Purchase Warrant executed January 19, 1996 by the Company in favor of RIMCO Partners, L.P.IV for the purchase of 42,900 shares of the
                 Company's Common Stock.
      +10.24  -  Note Purchase Agreement dated as of May 28, 1996 by and between the
                 Company, RIMCO Partners, L.P., RIMCO Partners, L.P.II and RIMCO
                 Partners, L.P.IV (the "RIMCO II Partnerships")
      +10.25  -  Warrant Agreement dated May 28, 1996 by and between the Company and the RIMCO II Partnerships
      +10.26  -  Common Stock Purchase Warrant executed May 28, 1996 by the Company in favor of RIMCO Partners, L.P. for the purchase of 175,550 shares of the Company's Common Stock.


      +10.27  -  Common Stock Purchase Warrant executed May 28, 1996 by the Company in favor of RIMCO Partners, L.P.II for the purchase of 31,766 shares of the
                 Company's Common Stock.
      +10.28  -  Common Stock Purchase Warrant executed May 28, 1996 by the Company in favor of RIMCO Partners, L.P.III for the purchase of 71,334 shares of the
                 Company's Common Stock.
      +21.1   -  Subsidiaries of the Company
      +24.1   -  Consent of Coopers & Lybrand

__________________
     * Incorporated by reference from the Registration Statement on Form S-1, Registration No. 33-46235 (under the exhibit number set forth in the parenthetical).
    ** Incorporated by reference from the Registration Statement on Form S-1, Registration No. 33-57994 (under the exhibit number set forth in the parenthetical).
   *** Incorporated by reference from the Registration statement on Form S-8, Registration No. 33-79448 (under the exhibit number set forth in the parenthetical).
  **** Incorporated by reference from the Form 10-QSB filed by the Company for the quarter ended March 31, 1996.

     +    Filed with original Form 10-KSB for the fiscal year ended
          June 30, 1996


REPORTS ON FORM 8-K

     None

                                  SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              UNIVERSAL SEISMIC ASSOCIATES, INC.


                                   By: /s/ MICHAEL J. PAWELEK
                                   ------------------------------------
                                   Michael J. Pawelek,
                                   President and Chief Executive Officer

                                   Date:  October 28, 1996

          IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                                 DATE
           ---------                                 ----

/s/ MICHAEL J. PAWELEK                          October 28, 1996
-----------------------------
Michael J. Pawelek, President,
Chief Executive Officer, and Director


/s/ RONALD L. ENGLAND                           October 28, 1996
-----------------------------
Ronald L. England, Chief Financial
Officer, Treasurer and Director

/s/ CALVIN G. COBB                              October 28, 1996
-----------------------------
Calvin G. Cobb, Director

/s/ GARY J. MILAVEC                             October 28, 1996
-----------------------------
Gary J. Milavec, Director

/s/ DANIEL C. CALLAWAY                          October 28, 1996
-----------------------------
Daniel C. Callaway, Controller

/s/ STEPHEN F. OAKES                            October 28, 1996
-----------------------------
Stephen F. Oakes, Director

                      UNIVERSAL SEISMIC ASSOCIATES, INC.
                               AND SUBSIDIARIES

                                   I N D E X

                                                                                    Page
                                                                                    ----
REPORT OF INDEPENDENT ACCOUNTANTS                                                    F-1
FINANCIAL STATEMENTS:
  Consolidated Balance Sheet as of June 30, 1996 and 1995..........................  F-2
  Consolidated Statement of Operations for the years ended June 30, 1996 and 1995..  F-3
  Consolidated Statement of Stockholders' Equity for the years ended
   June 30, 1996 and 1995..........................................................  F-4
  Consolidated Statement of Cash Flows for the years ended June 30, 1996 and 1995..  F-5
  Notes to Consolidated Financial Statements.......................................  F-6
