Form 10QSB
period 1996-09-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1996-11-12
CIK 884802

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                ----------------------------------------------
(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                        Commission file number  1-19971
                                               ---------

                   _________________________________________

                      UNIVERSAL SEISMIC ASSOCIATES, INC.
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                 76-0256086
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                        16420 Park Ten Place, Suite 300
                           Houston, Texas  77084-5051
                    (Address of principal executive offices)

                                 (281) 578-8081
                          (Issuer's telephone number)
                 _________________________________________

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,229,109 shares of Common Stock, $.0001 par value, were outstanding as of November 7, 1996.

Transitional Small Business Disclosure Format (Check one):
Yes____  No  X

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                September 30,             June 30,
                                                                                     1996                   1996
                        ASSETS                                                   (unaudited)              (audited)
Current assets:
  Cash and cash equivalents                                                     $     875,011           $    982,431
  Trade accounts receivable, net                                                    5,537,990              7,999,364
  Accounts receivable - employees                                                      53,138                 47,597
  Costs in excess of billings and estimated earnings on uncompleted contracts       2,088,181              1,733,525
  Prepaid expenses and other current assets                                           577,605                626,254
                                                                                --------------          -------------
                Total current assets                                                9,131,925             11,389,171

  Property and equipment:
    Seismic property and equipment, net                                            17,575,535             17,953,678
    Oil and gas properties                                                          4,771,311              1,722,847
                                                                                --------------          -------------
                Total property and equipment, net                                  22,346,846             19,676,525

  Other assets:
    Deferred financing costs, net                                                     198,982                217,945
    Receivable from stockholder                                                           -                   28,440
    Other                                                                             476,095                181,227
  Goodwill, net                                                                       639,827                652,538
                                                                                --------------          -------------
                Total assets                                                    $  32,793,675           $ 32,145,846
                                                                                ==============          =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Notes payable, current                                                      $   3,269,045           $  5,473,870
    Current portion of capital lease obligations                                          -                      -
    Billings and estimated earnings in excess of costs on
      uncompleted contracts                                                         1,079,201              2,185,926
    Accounts payable                                                                7,858,101              5,578,646
    Other current liabilities                                                       1,023,902              1,137,890
                                                                                --------------          -------------
                Total current liabilities                                          13,230,249             14,376,332

  Notes payable, net of current maturities                                          8,010,506              9,870,689
  Capital lease obligations, net of current portion                                       -                      -
                                                                                --------------          -------------
                Total liabilities                                                  21,240,755             24,247,021
                                                                                --------------          -------------
  Commitments and contingencies
  Stockholders' equity:
    Common stock, $.0001 par value; 20,000,000 shares authorized; 4,283,147
      shares issued at June 30, 1996 and 5,234,109 shares at September 30, 1996           523                    428
    Additional paid in capital                                                     17,092,944             13,553,317
    Accumulated deficit                                                            (5,634,920)            (5,634,920)
    Current period income (loss)                                                      114,373                    -
    Less:  Treasury stock, at cost; 5,000 shares                                      (20,000)               (20,000)
                                                                                --------------          -------------
                Total stockholders' equity                                         11,552,920              7,898,825
                                                                                --------------          -------------
                Total liabilities and stockholders' equity                      $  32,793,675           $ 32,145,846
                                                                                ==============          =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited)

                                                                                  Three months ended September 30,
                                                                                -------------------------------------
                                                                                     1996                    1995
                                                                                --------------          -------------
Operating revenues:
  Data acquisition revenues                                                         7,257,623              4,625,104
  Data processing revenues                                                            414,581                232,045
                                                                                --------------          -------------
                Total operating revenues                                            7,672,204              4,857,149

Operating expenses:
  Cost of data acquisition                                                          6,246,934              3,425,081
  Cost of data processing                                                             192,359                218,076
  Selling, general and administrative expenses                                        553,046                449,169
  Depreciation and amortization                                                       761,005                514,050
                                                                                --------------          -------------
                Total operating expenses                                            7,753,344              4,606,376

Gain on sale of oil and gas properties                                                559,461                    -
                                                                                --------------          -------------

                Total operating income                                                478,321                250,773

Interest expense                                                                     (366,252)              (222,306)
Other income, net                                                                       2,304                  8,786
                                                                                --------------          -------------

Net Income (loss)                                                               $     114,373           $     37,253
                                                                                ==============          =============

Earnings (loss) per share

                                                        Primary                 $        0.02           $       0.01
                                                  Fully Diluted                          0.02                   0.01
Weighted average common shares and
  common share equivalents outstanding
                                                        Primary                     4,788,944              4,207,573
                                                  Fully Diluted                     4,889,800              4,212,225


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                        (unaudited)

                                                                                   Three Months Ended September 30,
                                                                                -------------------------------------
                                                                                      1996                   1995
                                                                                --------------          -------------
Cash flows from operating activities:
  Net income (loss)                                                             $     114,373           $     37,253
  Adjustments to reconcile net income(loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                                     790,187                547,259
    (Gain)loss on disposal of assets                                                      -                   (1,354)
    (Gain)loss on sale of oil & gas properties                                       (559,461)                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                                           2,455,833               (200,439)
      Notes receivable                                                                    -                      -
      Costs in excess of billings                                                    (354,656)               (74,802)
      Other current assets                                                           (246,219)                66,320
      Accounts payable                                                              2,279,455                (56,164)
      Billings and estimated earnings in excess of costs                           (1,106,725)               164,178
      Other current liabilities                                                      (113,072)              (256,897)
      Other                                                                               -                 (139,913)
                                                                                --------------          -------------
                Net cash provided (used) by operating activities                    3,259,716                 85,441
                                                                                --------------          -------------
                Net cash provided (used) by discontinued operations                       -                      -
                                                                                --------------          -------------
Cash flows from investing activities:
  Capital expenditures                                                             (1,691,378)              (46,654)
  Proceeds from sale of assets                                                            -                  12,233
  Proceeds from sale of oil & gas properties                                          680,625                    -
  Other net                                                                               -                      -
                                                                                --------------          -------------
                Net cash provided (used) in investing activities                   (1,010,753)              (34,421)
                                                                                --------------          -------------
Cash flows from financing activities:
  Proceeds from notes payable                                                       6,666,372              4,350,795
  Payments on notes payable                                                        (8,871,197)            (3,945,278)
  Payments on long term debt                                                         (218,749)              (582,515)
  Payments on capital leases                                                                0                (94,162)
  Purchase of treasury stock                                                                0                    -
  Proceeds from issuance of common stock, net                                          38,750                    -
  Proceeds from receivable from Sierra Mgmnt, Inc.                                     28,440                 12,000
  Payment of financing costs                                                                0               (119,000)
                                                                                --------------          -------------

                Net cash provided (used) by financing activities                   (2,356,384)              (378,160)
                                                                                --------------          -------------
Net increase (decrease) in cash and cash equivalents                                 (107,420)              (327,140)
Cash and cash equivalents at beginning of period                                      982,431              1,208,357
                                                                                --------------          -------------

Cash and cash equivalents at end of period                                      $     875,011           $    881,217
                                                                                ==============          =============

Supplemental disclosures:
  Interest paid                                                                 $     343,379           $    191,916

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

              UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The consolidated condensed financial statements of Universal Seismic Associates, Inc. and subsidiaries ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months ended September 30, 1995 and 1996, and statements of cash flows for the three months then ended have been included.

2. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1997.

3. In January 1996 the Company entered into a Note Purchase Agreement with four limited partnerships (the "Partnerships") of which Resource Investors Management Company ("RIMCO") is the sole general partner, pursuant to which the Company executed four 5% Convertible Notes in the aggregate principal amount of $500,000, with monthly payments of interest only from, March 1, 1996, until the maturity date of February 1, 1998. On August 14, 1996, the Company converted the 5% Convertible Notes into 145,208 shares of common stock of the Company.

4. In January 1996, UNEXCO, Inc., ("UNEXCO") a wholly owned subsidiary of the Company, executed four Senior Secured Exchangeable General Obligation Notes (the "Exchangeable Notes") with RIMCO in the aggregate principal amount of $3,000,000, the proceeds of which were to be funded through January 19, 1998, and utilized to expand UNEXCO operations to include working interest participation in 3D exploration and exploitation projects. On September 30, 1996, the total aggregate principal amount of $3,000,000 of the Exchangeable Notes had been funded, and the Company converted the Exchangeable Notes into 795,754 shares of common stock of the Company.

5. On September 30, 1996, UNEXCO sold its 16.5% interest in the Bowie Lumber leases (the "leases") within the Lake Boeuf Prospect 3D seismic survey (the "Prospect") in Lafourche Parish, Louisiana for $680,625 to National Energy Group. Previously, UNEXCO had purchased such interest in the leases from Araxsas Exploration, Inc. for $121,164. The leases had previously been reported, in an engineering study, to hold proven undeveloped reserves ("P.U.D."). This asset sale by UNEXCO of its interest in the above referenced P.U.D., represents approximately 4% of the land area in the Prospect. UNEXCO continues to be a 50% working interest partner in the remaining approximate 14,000 acres of the Prospect.

6. On August 1, 1996, the Company executed a letter of intent providing for a merger with SUELOPETROL c.a., of Caracas, Venezuela. The letter of intent originally called for the Company to issue SUELOPETROL approximately 4.8 million shares of the Company's common stock and to pay up to $16 million to SUELOPETROL shareholders, of which $4 million would be on an earn out basis. The letter of intent has expired and, as of the date of this Report discussions with SUELOPETROL are continuing. See "Item 5 - Other Information".

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

OPERATING REVENUE AND COSTS

     Operating Revenues. Operating revenues, totaling $7,672,204, for the three month period ended September 30, 1996, represent an increase of approximately 58% over revenues of $4,857,149 for the same three month period ending September 30, 1995. Data acquisition revenues for the three month period in 1996, increased by approximately 57%, to $7,257,623. This increase is primarily due to the operation of the Company's fifth and sixth 3D data acquisition crews placed in service in mid-December 1995 and late May 1996, respectively. Data processing revenues for the three months ended September 30, 1996, totaling $414,581 represent an increase of approximately 79% over revenues of $232,045 for the three month period ending September 30, 1995. The increase highlights the Company's commitment to further establish itself in the 3D data processing market. Revenues from 3D data processing totaled $234,617 for the three month period ending September 30, 1996, compared to $121,349 for the same period in 1995. This represents an increase of approximately 93% over the previous year.

     Operating Expenses. Operating expenses of $7,753,344 for the three month period ended September 30, 1996, represent an increase of approximately 68% over operating expenses of $4,606,376 in 1995. Direct costs of seismic acquisition increased by approximately 82%, from $3,425,081 for the three month period ending September 30, 1995, to $6,246,934 for the same period ending September 30, 1996. This increase was directly related to the operation of the Company's fifth and sixth data acquisition crews. Direct costs of the data processing decreased approximately 12% for the three month period, from $218,076 in 1995, to $192,359 in 1996. The decrease reflects reduced costs from its 2D data processing segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 23%, for the comparable three month periods, from $449,169 in 1995 to $553,046 in 1996. The increase is attributable to expanded marketing efforts, related to data acquisition, that concluded the period ending September 30, 1996.

     Depreciation and amortization. Depreciation and amortization increased by approximately 48% from $514,050 in 1995 to $761,005 in 1996, due to major equipment additions made during fiscal year 1996 by reason of the acquisition of additional seismic crews.

     Interest Expense. Interest expense increased approximately 65%, from $222,306 for the three months ended September 30, 1995, to $366,252 for the same period ended September 30, 1996. Equipment financing required for the addition of the Company's sixth 3D data acquisition crew in May 1996, and additional borrowing under the Company's revolving credit facility during July 1996, are the reasons for the increase.

     Net Income. Net Income of $114,373 for the period ended September 30, 1996, represents an increase of $77,120 from the net income of $37,253 for the same prior year period. The net income for the period ended September 30, 1996, includes a $559,461 gain on an asset sale by UNEXCO. (See Note 5 to Consolidated Condensed Financial Statements) Although data acquisition revenues increased in the current three month period, gross profit margins decreased due to competitive pressures in the marketplace.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1996, cash and cash equivalents decreased by $107,420 to $875,011. Cash available at the beginning of the period was used to fund the shortfall. Capital expenditures of $1,691,378 includes $1,321,229 invested in the oil and gas properties, $254,107 for data processing equipment and upgrades, with the balance used for miscellaneous data acquisition equipment. The Company reduced long term debt by $218,749 during the quarter ended September 30, 1996. The Company incurred expenses relating to the proposed SUELOPETROL merger of $212,599 during the three month period ending September 30, 1996.

During the quarter ended September 30, 1996, UNEXCO received $680,625 from the partial sale of leasehold interests. (See Note 5 to Consolidated Condensed Financial Statement) Also, UNEXCO signed an agreement to reduce it's 50% working interest on the Yuma-Raccoon Island Prospect. Under this agreement UNEXCO will receive approximately $525,000 in January 1997, maintain a 10% working interest on the prospect, and receive a 10% carried interest to casing point on the first well.

The Company's accounts payable balance increased by $2,279,455 during the current three month period. This can be attributed to the slow collection of accounts receivable that restricted cash available to reduce accounts payable, along with increased expenditures associated with the expanded crew operations. The Company had approximately $1,400,000 in trade accounts receivables over 90 days past due, which level of aged accounts receivable is materially higher than the Company typically experiences. The Company's management expects such accounts receivable to be collected in the subsequent quarter and therefore no allowance for doubtful accounts has been established with respect to these receivables.

At September 30, 1996, the Company had cash balances of $875,011. The Company feels its existing cash reserves, anticipated cash flow from its expanded crew operations and diversification through the UNEXCO subsidiary and availability under its accounts receivable credit facility will be sufficient to meet its working capital requirements for the foreseeable future.

SUBSEQUENT EVENTS

None

                                    OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Default Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

On October 28, 1996, the Company announced that although the letter of intent with respect to the above referenced proposed combination with SUELOPETROL has expired, the Company is currently continuing discussions with SUELOPETROL. The Company previously anticipated to close the transaction prior to October 31, 1996. The Company remains committed to pursue a transaction with SUELOPETROL that is beneficial to its shareholders; however, completion of the transaction remains subject to completion of due diligence and resolution of material terms and definitive documentation.

Rick E. Trapp resigned as Chairman of the Board, effective September 16, 1996. Mr. Trapp 45, has decided to pursue other interests outside of the seismic industry.

Item 6.  Exhibits and Reports on Form 8-K
         None

                                    SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL  SEISMIC  ASSOCIATES, INC.


                                    /s/ RONALD L. ENGLAND
                                    RONALD L. ENGLAND
DATE:  NOVEMBER 8, 1996             CHIEF  FINANCIAL  OFFICER