Form 10QSB
period 1996-12-31
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1997-02-21
CIK 884802

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              ____________________________________________________

     (Mark One)
    [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    Yes  X
No ____                                                                   ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,229,109 shares of Common Stock, $.0001 par value, were outstanding as of February 20, 1997.

Transitional Small Business Disclosure Format (Check one):
                                Yes          No   X
                                   ----          ----

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                        December 31,        June 30,
                                                                                            1996             1996
                                ASSETS                                                   (unaudited)       (audited)
Current assets:
 Cash and cash equivalents                                                              $  1,355,780      $   982,431
 Trade accounts receivable, net                                                            6,277,168        7,999,364
 Accounts receivable - employees                                                              47,198           47,597
 Costs in excess of billings and estimated earnings on uncompleted contracts               1,514,889        1,733,525
 Prepaid expenses and other current assets                                                   594,636          626,254
                                                                                        ------------      -----------
       Total current assets                                                                9,789,671       11,389,171

Property and equipment:
 Seismic property and equipment, net                                                      17,243,914       17,953,678
 Oil and gas properties                                                                    5,912,288        1,722,847
                                                                                        ------------      -----------
       Total property and equipment, net                                                  23,156,202       19,676,525

Other assets:
 Deferred financing costs, net                                                               187,947          217,945
 Receivable from stockholder                                                                      --           28,440
 Other                                                                                       171,446          181,227
Goodwill, net                                                                                627,116          652,538
                                                                                        ------------      -----------
       Total assets                                                                     $ 33,932,382      $32,145,846
                                                                                        ============      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable, current                                                                 $  3,431,463      $ 5,473,870
 Current portion of capital lease obligations                                                     --               --
 Billings and estimated earnings in excess of costs on uncompleted contracts                 136,401        2,185,926
 Accounts payable                                                                          8,765,170        5,578,646
 Other current liabilities                                                                   797,450        1,137,890
                                                                                        ------------      -----------
       Total current liabilities                                                          13,130,484       14,376,332

Notes payable, net of current maturities                                                   8,713,273        9,870,689
Capital lease obligations, net of current portion                                                 --               --
                                                                                        ------------      -----------
       Total liabilities                                                                  21,843,757       24,247,021
                                                                                        ------------      -----------
Commitments and contingencies
Stockholders' equity:
 Common stock, $.0001 par value; 20,000,000 shares authorized; 4,283,147
     shares issued at June 30, 1996 and 5,234,109 shares at December 31, 1996                    523              428
 Additional paid in capital                                                               17,092,944       13,553,317
 Accumulated deficit                                                                      (5,634,920)      (5,634,920)
 Current period income (loss)                                                                650,077               --
 Less:  Treasury stock, at cost; 5,000 shares                                                (20,000)         (20,000)
                                                                                        ------------      -----------
       Total stockholders' equity                                                         12,088,624        7,898,825
                                                                                        ------------      -----------

       Total liabilities and stockholders' equity                                       $ 33,932,382      $32,145,846
                                                                                        ============      ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
      (unaudited)


                                                                    Three months ended December 31,    Six months ended December 31,

                                                                    --------------------------------   -----------------------------

                                                                           1996              1995            1996           1995
                                                                    ---------------    -------------   --------------   ------------

Operating revenues:
 Data acquisition revenues                                               10,198,857        3,134,302       17,456,480     7,759,406
 Data processing revenues                                                   376,297          251,745          790,878       483,790
                                                                    ---------------     ------------    -------------   ------------

       Total operating revenues                                          10,575,154        3,386,047       18,247,358     8,243,196

Operating expenses:
 Cost of data acquisition                                                 7,896,324        3,069,344       14,143,256     6,494,425
 Cost of data processing                                                    231,620          219,383          423,975       437,459
 Selling, general and administrative expenses                               506,281          537,944        1,059,325       987,113
 Expenses relating to proposed merger                                       301,230               --          301,230            --

 Depreciation and amortization                                              774,723          531,155        1,535,726     1,045,205
                                                                    ---------------     ------------    -------------   ------------


       Total operating expenses                                           9,710,178        4,357,826       17,463,512     8,964,202

Gain on sale of oil and gas properties                                           --               --          559,461            --
                                                                    ---------------     ------------    -------------   ------------


       Total operating income                                               864,976         (971,779)       1,343,307      (721,006)


Interest expense                                                           (331,875)        (259,781)        (698,127)     (482,087)

Other income, net                                                             2,603            4,859            4,897        13,645
                                                                    ---------------     ------------    -------------   ------------


Net Income (loss)                                                      $    535,704      $(1,226,701)     $   650,077   $(1,189,448)

                                                                    ===============     ============    =============   ============


Earnings (loss) per share
                                                   Primary             $       0.10      $     (0.29)     $      0.13   $     (0.28)

                                             Fully Diluted                     0.10            (0.29)            0.13         (0.28)

Weighted average common shares and
common share equivalents outstanding
                                                   Primary                5,400,250        4,202,498        5,100,303     4,202,498

                                             Fully Diluted                5,400,250        4,202,498        5,130,967     4,202,498


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
        (unaudited)


                                                                        Six Months Ended December 31,
                                                                       ------------------------------
                                                                            1996            1995
                                                                       -------------   --------------
Cash flows from operating activities:
 Net income (loss)                                                     $    650,077      $(1,189,448)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                                          1,581,327        1,120,288
   (Gain)loss on disposal of assets                                              --           (1,354)
   (Gain)loss on sale of oil & gas properties                              (559,461)              --
   Changes in operating assets and liabilities:
    Accounts receivable                                                   1,722,595       (2,906,499)
    Notes receivable                                                             --               --
    Costs in excess of billings                                             218,636         (936,332)
    Other current assets                                                     41,399          114,260
    Accounts payable                                                      3,186,524          422,598
    Billings and estimated earnings in excess of costs                   (2,049,525)       2,951,106
    Other current liabilities                                              (339,468)        (150,393)
    Other                                                                        --          (70,755)
                                                                       -------------    ------------
       Net cash provided (used) by operating activities                   4,452,104         (646,529)
                                                                       -------------    ------------
       Net cash provided (used) by discontinued operations                       --               --
                                                                       -------------    ------------

Cash flows from investing activities:
 Capital expenditures                                                    (3,262,745)        (692,739)
 Proceeds from sale of assets                                                    --           12,233
 Proceeds from sale of oil & gas properties                                 680,625               --
 Other net                                                                       --               --
                                                                        -------------    ------------

       Net cash provided (used) in investing activities                  (2,582,120)        (680,506)
                                                                        -------------    ------------

Cash flows from financing activities:
 Proceeds from notes payable                                             15,089,361       10,052,005
 Payments on notes payable                                              (16,210,019)      (8,020,854)
 Payments on long term debt                                                (443,168)      (1,224,664)
 Payments on capital leases                                                      --         (208,128)
 Purchase of treasury stock                                                      --               --
 Proceeds from issuance of common stock, net                                 38,750               --
 Proceeds from receivable from Sierra Mgmnt, Inc.                            28,440           24,000
 Payment of financing costs                                                      --         (119,000)
                                                                       -------------    ------------

       Net cash provided (used) by financing activities                  (1,496,636)         503,360
                                                                       -------------    ------------

Net increase (decrease) in cash and cash equivalents                        373,349         (823,676)
Cash and cash equivalents at beginning of period                            982,431        1,208,357
                                                                        -------------    ------------

Cash and cash equivalents at end of period                             $  1,355,780     $    384,682
                                                                       =============    =============

Supplemental disclosures:
  Interest paid                                                        $    651,332     $    406,505

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

              UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed financial statements of Universal Seismic Associates, Inc. and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months and six months ended December 31, 1995 and 1996, and statements of cash flows for the six months then ended have been included.

2. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1997.

3. On September 30, 1996, UNEXCO, Inc. ("UNEXCO") sold its 16.5% working interest in the Bowie Lumber leases (the "Leases") within the Lake Boeuf Prospect 3D seismic survey (the "Prospect") in Lafourche Parish, Louisiana for $680,625 to National Energy Group, Inc. Previously, UNEXCO had purchased such interest in the Leases from Araxas Exploration, Inc. ("Araxas") in connection with entering into an agreement with Araxas for the Company to provide 3-D acquisition and processing services on the Prospect in return for a 50% working interest in the Prospect. It was subsequently determined by an independent engineering firm that the Leases contained proven undeveloped reserves. This asset sale by UNEXCO of its interest in the above referenced Leases represents approximately 4% of the total acreage encompassing the Prospect. UNEXCO continues to be a 50% working interest partner in the Prospect's remaining approximate 14,000 acres.

4. On November 13, 1996, the Company announced the termination of negotiations with respect to the previously announced proposed combination with SUELOPETROL. The companies could not resolve various material business and due diligence issues. The Company has incurred expense of $301,230 related to this proposed merger.

5. On December 20, 1996 the Company entered into a Note Purchase Agreement with four limited partnerships (the "Partnerships") of which Resource Investors Management Company ("RIMCO") is the sole general partner. Pursuant to which the Company executed four 12% Senior Secured Exchangeable General Obligation Notes in the aggregate principal amount of $4,000,000, the proceeds of which are to be funded through June 30, 1998, to be utilized to finance its current and future UNEXCO exploration and production activities. The notes have a three year maturity and will function as a revolving credit line with monthly payments of interest only. Any net proceeds generated from the sale of oil and gas prospects, properties, and production will be utilized to pay down the facility and create additional borrowing availability.

6. On May 28, 1996 the Company entered into a Note Purchase Agreement with three Partnerships of which RIMCO is the sole general partner. Pursuant to which the Company executed three 10% Senior Secured General Obligation Notes in the aggregate principal amount of $6,500,000. The notes required monthly installments of interest only through November 1, 1996 and commencing December 1, 1996, monthly installments of $138,106, including interest through November 1, 1999 with the unpaid principal balance due December 1, 1999. RIMCO has deferred principal payments on this note agreement for a period of seven months, allowing monthly installments of interest only to continue through July 1, 1997.

7. The Company's agreements with RIMCO require that it will not permit its Current Assets (as defined in the applicable credit agreements) at any time on or after September 30, 1996 to be less than the sum of (i) its Current Liabilities (as defined in the applicable credit agreements) as at such date, minus, (ii) any portion of such Current Liabilities consisting of amounts borrowed under its credit facility with Fidelity Funding, Inc. that are not due within one year of such date. At December 31, 1996 the Company was not in compliance with this requirement. RIMCO has waived this financial covenant.

8. Costs associated with the start up of new crews or operational areas are capitalized and amortized over a 12 month period matched against future revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED DECEMBER 31, 1996 VS. SIX MONTHS ENDED DECEMBER 31, 1995

OPERATING REVENUE AND COSTS

  Operating Revenues. Operating revenues, totaling $18,247,358, for the six month period in 1996, represent an increase of approximately 121% over revenues of $8,243,196 for the same six month period ending December 31, 1995. Data acquisition revenues for the six month period in 1996, increased by approximately 125%, to $17,456,480. This increase reflects six months of operation of the Company's fifth and sixth 3D data acquisition crews placed in service in mid-December 1995 and late May 1996, respectively. Data processing revenues for the six months ended December 31, 1996, totaling $790,878 represent an increase of approximately 63% over revenues of $483,790 for the six month period ending December 31, 1995. The increase marks the Company's success in obtaining a greater volume of seismic data processing projects.

  Operating Expenses. Operating expenses of $17,463,512 for the six month period ended December 31, 1996, represent an increase of approximately 95% over operating expenses of $8,964,202 in 1995. Direct costs of seismic acquisition increased by approximately 118%, from $6,494,425 for the six month period ending December 31, 1995, to $14,143,256 for the same period ending December 31, 1996. This increase is attributable to six months of the Company's expanded crew operations. Direct costs of data processing decreased slightly for the six month period, from $ 437,459 in 1995, to $423,975 in 1996.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased approximately 7%, for the comparable six month periods, from $987,113 in 1995 to $1,059,325 in 1996. The slight increase is attributable to expanded marketing efforts, related to data acquisition, that concluded in the quarterly period ending September 30, 1996.

     Expenses Relating to Proposed Merger. The Company incurred $301,230 in expenses relating to the proposed Suelopetrol merger during the current period. (See Note 4 to Consolidated Condensed Financial Statements)

     Depreciation and amortization. Depreciation and amortization increased by approximately 47% from $1,045,205 in 1995 to $1,535,726 in 1996, due to major equipment additions made during fiscal year 1996 by reason of the acquisition of additional seismic crews and equipment additions made in Universal Seismic Technologies, Inc. ("UST").

     Interest Expense. Interest expense increased approximately 45%, from $482,087 for the six months ended December 31, 1995, to $698,127 for the same period ended December 31, 1996, because of equipment financing required for the addition of the Company's sixth 3D data acquisition crew.

     Net Income. Net Income of $650,077 for the six month period ended December 31, 1996 represents an increase of $1,839,525 from the net loss of $1,189,448 for the same prior year period. The net income for the six month period ended December 31, 1996 includes a $559,461 gain on a partial sale of leasehold
interests by UNEXCO.   (see Note 5 to Consolidated Condensed Financial
Statements) Net Income of $650,077 was reduced $301,230 by reason of expenses relating to the proposed merger. (See Note 4 to Consolidated Condensed Financial Statements) This increase reflects improved operating production attained by the Company's data acquisition crews during the quarter ended December 31, 1996. Gross profit margins increased, but remain subject to competitive market conditions in our industry.


THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

OPERATING REVENUE AND COSTS

     Operating Revenues. Operating revenues, totaling $10,575,154, for the three month period in 1996, represent an increase of approximately 212% over revenues of $3,386,047 for the same three month period ending December 31, 1995. Data acquisition revenues for the three month period in 1996, increased by approximately 225%, to $10,198,857. This increase is primarily due to the Company's improved level of production in the acquisition of 3D data from its
expanded crew operations.   Data processing revenues for the three months ended
December 31, 1996, totaling $376,297 represent an increase of approximately 49% over revenues of $251,745 for the three month period ending December 31, 1995. The increase marks the Company's success in obtaining a greater volume of seismic data processing projects.

     Operating Expenses. Operating expenses of $9,710,178 for the three month period ended December 31, 1996, represent an increase of approximately 123% over operating expenses of $4,357,826 in 1995. Direct costs of seismic acquisition increased by approximately 157%, from $3,069,344 for the three month period ending December 31, 1995, to $7,896,324 for the same period ending December 31, 1996. This increase is due to the Company's expanded crew operations. Direct costs of data processing increased approximately 6% for the three month period, from $219,383 in 1995, to $231,620 in 1996.

     Selling, General and Administrative Expenses. SG&A decreased approximately 6%, for the comparable three month periods, from $537,944 in 1995 to $506,281 in 1996.

     Expenses Relating to Proposed Merger. The Company incurred $301,230 in expenses relating to the proposed merger during the three month period ended December 31, 1996. (See Note 4 to Consolidated Condensed Financial Statements)

     Depreciation and Amortization. Depreciation and amortization increased by approximately 46% from $531,155 in 1995 to $774,723 in 1996, due to equipment additions related to the Company's crew expansion and equipment additions made in UST.

     Interest Expense. Interest expense increased approximately 28%, from $259,781 for the three months ended December 31, 1995, to $331,875 for the same period ended December 31, 1996. The increase is primarily related to equipment financing required for the addition of the Company's sixth 3D data acquisition crew in May 1996.

       Net Income. The Company's net income of $535,704 for the three month period ended December 31, 1996 represents an increase of $1,762,405, from the net loss of $1,226,701 reported for the three month period ended December 31, 1995. Net Income of $535,704 was reduced $301,230 by reason of expenses relating to the proposed merger. (See Note 4 to Consolidated Condensed Financial Statements) This increase reflects improved operating production attained by the Company's data acquisition crews during the three month period ending December 31, 1996. Gross profit margins increased, but remain subject to competitive market conditions in our industry.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 1996, cash and cash equivalents increased by $373,349 to $1,355,780. Capital expenditures of $3,262,745 during the six months include $2,462,206 invested in oil and gas properties, $541,144 for miscellaneous data acquisition equipment and, $259,395 for data processing equipment. The Company reduced long term debt by $443,168 during the six month period ended December 31, 1996. The Company incurred expenses relating to the proposed merger of $301,230 during the six month period ending December 31, 1996. (see Note 4 to Consolidated Financial Statements)

During the six months ended December 31, 1996, UNEXCO received $680,625 from the partial sale of certain leasehold interests. (See Note 3 to Consolidated Condensed Financial Statements) Also, UNEXCO signed an agreement to reduce its 50% working interest on the Yuma-Raccoon Island Prospect. Under this agreement UNEXCO received $563,832 on January 16, 1997, maintains a 10% working interest on the prospect, and receives a 10% carried interest to casing point on the first well.

On December 20, 1996 the Company's energy subsidiary UNEXCO entered into a $4,000,000 revolving line of credit facility with RIMCO. (See Note 5 to Consolidated Condensed Financial Statements) As of December 31, 1996, UNEXCO had borrowed a total of $900,000 from this facility. As of February 20, 1997 the outstanding balance borrowed under this facility was $2,750,000.

The Company's accounts payable balance increased by $3,186,524 during the six month period ended December 31, 1996 and by $907,069 for the three month period ending December 31, 1996. The increase can be attributed to (i) slow collection of accounts receivable that restricted cash available to reduce accounts payable, (ii) the net loss incurred by the Company's data acquisition business during the first three months (the quarter ended September 30, 1996) of the current six month period that restricted cash available to reduce accounts payable and (iii) increased expenditures associated with the expanded data acquisition and exploration and production operations. At September 30, 1996 the Company had approximately $1,400,000 in trade accounts receivable over 90 days past due, which level of aged accounts receivable is materially higher than the Company typically experiences. At December 31, 1996 the Company had approximately $625,000 in trade accounts receivable over 90 days past due. The Company's management expects such accounts receivable to be collected in the subsequent periods and therefore no allowance for doubtful accounts has been established with respect to these receivables.

At December 31, 1996, the Company had cash balances of $1,355,780. The Company feels its existing cash reserves, anticipated cash flow from its expanded operations, and funds available under its accounts receivable and exploration and production credit facilities will be sufficient to meet its working capital requirements for the foreseeable future.


SUBSEQUENT EVENTS

None

                               OTHER INFORMATION

Item 1.   Legal Proceedings

  On January 13, 1997, Michael T. Kanarellis and Robert L. Kecseg who have collectively styled themselves as the "Universal Seismic Associates, Inc. Shareholders Protective Committee" (the "Committee") filed suit in the United States District Court for the District of Delaware (the "Delaware Court"). The suit sought to enjoin the January 28, 1997 annual meeting of the Company's shareholders (the "Annual Meeting") for 30 days, to declare the proxies and consents submitted to the Company to be invalid and to declare the Company to have violated the proxy rules and Delaware law; requiring corrective disclosure. The Delaware Court did order that the Company hold the polls open for 14 days after the Annual Meeting adjourned (until February 11, 1997) but did not otherwise grant any relief to the plaintiffs.

  The suit has not been dismissed by the plaintiffs. However, all relief requested in their Complaint related specifically to the timing and conduct of the Annual Meeting, which was concluded on February 11, 1997 with the reelection of Mangement's slate of incumbent directors and the defeat of all of the Committee's proposals. (See Item 4. Submission of Matters to a Vote of Security Holders). Mr. Kanarellis threatened further litigation at the annual shareholders' meeting held on February 11, 1997. The Company is unaware of any such additional litigation by Mr. Kanarellis.

Item 2.   Changes in Securities
          None

Item 3.   Default Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

  Universal Seismic Associates, Inc. originally convened its Annual Meeting of Shareholders' on January 28, 1997 with the purpose of electing five directors to serve until the next annual meeting. Calvin G. Cobb, Ronald L. England, Michael J. Pawelek, Gary J. Milavec and Stephen F. Oakes were nominated as management's slate of directors. The proposed slate of directors of the Committee, consisting of Michael T. Kanarellis, Robert J. Kecseg, Pedro L. Garmedia, Gordon M. Greve and Donald B. Caldwell, were placed in nomination before the meeting. Also before the meeting were the following proposals of the Committee:

  Proposal one: Amendment of by-laws to change the order of business at the annual meeting, as further described in the consent and proxy statement of the Committee.

  Proposal two: Amendment of by-laws to fix the number of directors of the Company at five, as further described in the consent and proxy statement of the Committee.

  The January 28, 1997 meeting was adjourned to February 11, 1997 to comply with Delaware Courts order to maintain the polls open until such date. (See Item 1 above)

  The following information is contained in the Final Report of the Inspector of Election, CT Corporation System dated February 21, 1997.

                          QUORUM
                          ------
     Mgmt                2,744,187
     Comm                1,717,756
     -----------------------------
     Total               4,461,943



                                                         D I R E C T O R S
            --------------------------------------------------------------------------------------------------------------
                            MANAGEMENT SLATE                                              COMMITTEE SLATE
            --------------------------------------------------------------------------------------------------------------
                                    FOR            WITHHELD                                          FOR          WITHHELD
            --------------------------------------------------------------------------------------------------------------
            Michael J. Pawelek      2,729,737      14,450                Michael T. Kanarellis       1,714,506       3,250
            Ronald L. England       2,729,987      14,200                Robert J. Kecseg            1,714,506       3,250
            Calvin G. Cobb          2,729,987      14,200                Pedro L. Garmendia          1,714,506       3,250
            Stephen F. Oakes        2,729,987      14,200                Gordon M. Greve             1,714,506       3,250
            Gary J. Milavec         2,729,987      14,200                Donald B. Caldwell          1,714,506       3,250
            --------------------------------------------------------------------------------------------------------------

---------------------------------------------
                  PROPOSAL  1
---------------------------------------------
For                                 1,713,106
Against                             2,223,037
Abstain                                 2,750
---------------------------------------------

 ---------------------------------------------
                  PROPOSAL  2
---------------------------------------------
For                                 1,715,106
Against                             2,221,987
Abstain                                 1,800
---------------------------------------------


Item 5.   Other Information

  On January 30, 1997 and thereafter, Michael T. Kanarellis, one of the members of the Committee submitted letters to various members of the Audit Committee ("Audit Committee") alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 are false and materially misstated" and alleging certain specific items of misstatement.

  The Audit Committee met on February 11, 1997 to review the Shareholders' Committee's allegations. The Audit Committee determined that it should conduct a review (the "Audit Committee Review") of these allegations to determine if there was any reasonable basis for such allegations. The Audit Committee is in the process of engaging independent legal and auditing advisors to assist in connection with the review.

  The Company does not expect any material changes resulting from its review, but it is possible that adjustments could be required.

Item 6.   Exhibits and Reports on Form 8-K


Exhibit Number
--------------

     1.1. Note Purchase Agreement dated December 20, 1996 between UNEXCO and RIMCO.

     1.2. Guaranty Agreement dated December 20, 1996 between the Company and RIMCO.

     1.3.  Pledge Agreement dated December 20, 1996 between the Company and
           RIMCO.

     1.4. Third Amendment to Note Purchase Agreement (1/19/96) dated December 20, 1996 between the Company and RIMCO.

     1.5. First Amendment to Note Purchase Agreement (5/28/96) dated December 20, 1996 between the Company and RIMCO.


                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNIVERSAL SEISMIC ASSOCIATES, INC.

                              /s/ RONALD L. ENGLAND

                              RONALD L. ENGLAND
DATE:  FEBRUARY 21, 1997      CHIEF FINANCIAL OFFICER