Form 10QSB/A
period 1996-09-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1997-05-21
CIK 884802

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                 --------------------------------------------

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                        Commission file number  1-19971

                 --------------------------------------------

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

                 --------------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,229,109 shares of Common Stock, $.0001 par value, were outstanding as of November 7, 1996.

Transitional Small Business Disclosure Format (Check one):
Yes        No  X
    -----    -----

                                    PART I
                            FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
            (UNAUDITED)

                                                                                September 30,    June 30,
                                                                                    1996           1996
                              ASSETS                                              (restated)
Current assets:
 Cash and cash equivalents                                                      $   875,011   $   982,431
 Trade accounts receivable, net                                                   5,537,990     7,999,364
 Accounts receivable - employees                                                     53,138        47,597
 Costs in excess of billings and estimated earnings on uncompleted contracts      2,088,181     1,733,525
 Prepaid expenses and other current assets                                          577,605       626,254
                                                                                -----------   -----------
    Total current assets                                                          9,131,925    11,389,171

Property and equipment:
 Seismic property and equipment, net                                             17,575,533    17,953,678
 Unevaluated oil and gas properties                                               3,549,042     1,722,847
                                                                                -----------   -----------
    Total property and equipment, net                                            21,124,575    19,676,525

Other assets:
 Deferred financing costs, net                                                      198,981       217,945
 Receivable from stockholder                                                           0.00        28,440
 Other                                                                              382,920       181,227
Goodwill, net                                                                       639,827       652,538
                                                                                -----------   -----------
    Total assets                                                                $31,478,228   $32,145,846
                                                                                ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable, current                                                         $ 3,269,045   $ 5,473,870
 Billings and estimated earnings in excess of costs on uncompleted contracts      1,079,201     2,185,926
 Accounts payable                                                                 7,408,101     5,578,646
 Other current liabilities                                                        1,023,902     1,137,890
                                                                                -----------   -----------
    Total current liabilities                                                    12,780,249    14,376,332

Notes payable, net of current maturities                                          8,010,506     9,870,689
                                                                                -----------   -----------
    Total liabilities                                                           $20,790,755   $24,247,021
                                                                                -----------   -----------
Commitments and contingencies
Stockholders' equity:
 Common stock, $.0001 par value; 20,000,000 shares authorized; 5,234,109
  shares issued at September 30, 1996 and 4,283,147 shares at June 30, 1996             523           428
 Additional paid in capital                                                      17,092,944    13,553,317
 Accumulated deficit                                                             (6,385,994)   (5,634,920)
 Less:  Treasury stock, at cost; 5,000 shares                                       (20,000)      (20,000)
                                                                                -----------   -----------
    Total stockholders' equity                                                   10,687,473     7,898,825
                                                                                -----------   -----------
    Total liabilities and stockholders' equity                                  $31,478,228   $32,145,846
                                                                                ===========   ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                            Three months ended September 30,
                                            --------------------------------
                                                    1996        1995
                                                ----------   ----------
                                                 (restated)
Operating revenues:
 Data acquisition revenues                       6,993,023    4,625,104
 Data processing revenues                          414,581      232,045
                                                ----------   ----------
  Total operating revenues                       7,407,604    4,857,149

Operating expenses:
 Cost of data acquisition                        6,847,781    3,425,081
 Cost of data processing                           192,359      218,076
 Selling, general and administrative expenses      553,046      449,169
 Depreciation and amortization                     761,005      514,050
                                                ----------   ----------
  Total operating expenses                       8,354,191    4,606,376

Gain on sale of oil and gas properties             559,461            -
                                                ----------   ----------
  Total operating income                          (387,126)     250,773

Interest expense                                  (366,252)    (222,306)
Other income, net                                    2,304        8,786

Net Income (loss)                               $ (751,074)  $   37,253
                                                ==========   ==========
Earnings (loss) per share
                                     Primary    $    (0.16)  $     0.01
Weighted average common shares and
common share equivalents outstanding
                                     Primary     4,788,944    4,207,573


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)




                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                               1996          1995
                                                                            -----------   -----------
                                                                            (restated)
Cash flows from operating activities:
   Net income (loss)                                                        $  (751,074)  $    37,253
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization                                             790,190       547,259
      (Gain)loss on disposal of assets                                                -        (1,354)
      (Gain)loss on sale of oil & gas properties                               (559,461)            -
      Changes in operating assets and liabilities:
       Accounts receivable                                                    2,455,833      (200,439)
       Notes receivable                                                               -             -
       Costs in excess of billings                                             (354,656)      (74,802)
       Other assets                                                            (153,044)       66,320
       Accounts payable                                                       1,829,455       (56,164)
       Billings and estimated earnings in excess of costs                    (1,106,725)      164,178
       Other current liabilities                                               (113,070)     (256,897)
       Other                                                                          -      (139,913)
                                                                            -----------   -----------
                    Net cash provided by operating activities                 2,037,448        85,441
                                                                            -----------   -----------
Cash flows from investing activities:
   Capital expenditures                                                      (2,317,508)      (46,654)
   Proceeds from sale of assets                                                 680,625        12,233
                                                                            -----------   -----------
                    Net cash used in investing activities                    (1,636,883)      (34,421)
                                                                            -----------   -----------
Cash flows from financing activities:
   Proceeds from notes payable                                                8,514,771     4,350,795
   Payments on notes payable                                                 (8,871,197)   (3,945,278)
   Payments on long term debt                                                  (218,749)     (582,515)
   Payments on capital leases                                                         -       (94,162)
   Proceeds from issuance of common stock, net                                   38,750             -
   Proceeds from receivable from Sierra Mgmnt, Inc.                              28,440        12,000
   Payment of financing costs                                                         -      (119,000)
                                                                            -----------   -----------
                    Net cash used by financing activities                      (507,985)     (378,160)
                                                                            -----------   -----------
Net decrease in cash and cash equivalents                                      (107,420)     (327,140)
Cash and cash equivalents at beginning of period                                982,431     1,208,357
                                                                            -----------   -----------
Cash and cash equivalents at end of period                                  $   875,011   $   881,217
                                                                            ===========   ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

              UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of Universal Seismic Associates, Inc. and subsidiaries ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months ended September 30, 1995 and 1996, and statements of cash flows for the three months then ended have been included.

2. The Company has restated its financial statements as of and for the three month periods ended September 30, 1996 and December 31, 1996. This action was taken as a result of an internal review by the Audit Committee of the Company's Board of Directors, which had been commenced in February 1997 in response to allegations made by a stockholder who is pursuing litigation against the Company. The review identified that certain seismic acquisition start-up costs had been deferred to be amortized over subsequent periods. Some companies within the seismic industry utilize an accounting policy which defers and amortizes crew start-up costs, the Company's independent accountants advised that the historical policy of expensing start-up costs as incurred is the preferable method of accounting for such costs. Additionally, it was determined that the Company mistakenly recognized revenue related to a project involving its wholly owned subsidiary UNEXCO, Inc. ("UNEXCO") when such revenues should have offset the full cost pool. Accordingly, the previously reported financial results for the three month periods ended September 30, 1996 and December 31, 1996 have been restated. Previously reported results of operations were overstated by $865,447 for the three months ended September 30, 1996 and understated by $162,537 for the three months ended December 31, 1996.

3. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1997.

4. In January 1996 the Company entered into a Note Purchase Agreement with four limited partnerships (the "Partnerships") of which Resource Investors Management Company ("RIMCO") is the sole general partner, pursuant to which the Company executed four 5% Convertible Notes in the aggregate principal amount of $500,000, with monthly payments of interest only from, March 1, 1996, until the maturity date of February 1, 1998. On August 14, 1996, the Company converted the 5% Convertible Notes into 145,208 shares of common stock of the Company.

5. In January 1996, UNEXCO, Inc.executed four Senior Secured Exchangeable General Obligation Notes (the "Exchangeable Notes") with RIMCO in the aggregate principal amount of $3,000,000, the proceeds of which were to be funded through January 19, 1998, and utilized to expand UNEXCO operations to include working interest participation in 3D exploration and exploitation projects. On September 30, 1996, the total aggregate principal amount of $3,000,000 of the Exchangeable Notes had been funded, and the Company converted the Exchangeable Notes into 795,754 shares of common stock of the Company.

6. On September 30, 1996, UNEXCO sold its 16.5% interest in the Bowie Lumber leases (the "Leases") within the Lake Boeuf Prospect 3D seismic survey (the "Prospect") in Lafourche Parish, Louisiana for $680,625 to National Energy Group. Previously, UNEXCO had purchased such interest in the Leases from Araxas Exploration, Inc. for $121,164. The Leases had previously been reported, in an engineering study, to hold proven undeveloped reserves ("P.U.D."). This asset sale by UNEXCO of its interest in the above referenced P.U.D., represents approximately 4% of the land area in the Prospect. UNEXCO continues to be a 37.5% working interest partner in the remaining approximate 14,000 acres of the Prospect.

7. On August 1, 1996, the Company executed a letter of intent providing for a merger with SUELOPETROL c.a., of Caracas, Venezuela. The letter of intent has expired and, discussions with SUELOPETROL have ceased. See "Item 5 - Other Information".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

OPERATING REVENUE AND COSTS

     Operating Revenues. Operating revenues, totaling $7,407,604, for the three month period ended September 30, 1996, represent an increase of approximately 53% over revenues of $4,857,149 for the same three month period ending September 30, 1995. Data acquisition revenues for the three month period in 1996, increased by approximately 51%, to $6,993,023. This increase is primarily due to the operation of the Company's fifth and sixth 3D data acquisition crews placed in service in mid-December 1995 and late May 1996, respectively. Data processing revenues for the three months ended September 30, 1996, totaling $414,581 represent an increase of approximately 79% over revenues of $232,045 for the three month period ending September 30, 1995. The increase highlights the Company's commitment to further establish itself in the 3D data processing market. Revenues from 3D data processing totaled $234,617 for the three month period ending September 30, 1996, compared to $121,349 for the same period in 1995. This represents an increase of approximately 93% over the previous year.

     Operating Expenses. Operating expenses of $8,354,191 for the three month period ended September 30, 1996, represent an increase of approximately 81% over operating expenses of $4,606,376 in 1995. Direct costs of seismic acquisition increased by approximately 100%, from $3,425,081 for the three months period ending September 30, 1995, to $6,847,781 for the same period ending September 30, 1996. This increase was directly related to the operation of the Company's fifth and sixth data acquisition crews. The Company's recently added fifth and sixth crews were temporarily idle in August 1996 incurring approximately $600,000 start-up of expenses with no offsetting revenues. During this idle period personnel training and other preparation for future projects took place. Direct costs of the data processing decreased approximately 12% for the three month period, from $218,076 in 1995, to $192,359 in 1996. The decrease reflects reduced costs associated with its 2D data processing segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 23%, for the comparable three month periods, from $449,169 in 1995 to $553,046 in 1996. The increase is attributable to expanded marketing efforts, related to data acquisition, that concluded in the period ending September 30, 1996.

     Depreciation and amortization. Depreciation and amortization increased by approximately 48% from $514,050 in 1995 to $761,005 in 1996, due to equipment additions made during fiscal year 1996 related to the acquisition of additional seismic equipment.

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

     Net Loss. The Company reported a net loss of $751,074 for the period ended September 30, 1996 as compared to a net income of $37,253 for the same prior year period. The net loss for the period ended September 30, 1996, includes a $559,461 gain on an asset sale by UNEXCO. (See Note 6 to Consolidated Condensed Financial Statements). Although data acquisition revenues increased in the current three month period, gross profit margins decreased primarily due to the previously discussed August 1996 idle time incurred by two crews and competitive pressures in the market place.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1996, cash and cash equivalents decreased by $107,420 to $875,011. Cash available at the beginning of the period was used to fund the shortfall. Capital expenditures of $2,317,508 includes $1,947,359 invested in oil and gas properties and $254,107 for data processing equipment and upgrades, with the balance used for miscellaneous data acquisition equipment. The Company reduced long term debt by $218,749 during the quarter ended September 30, 1996. The Company capitalized expenses relating to the proposed SUELOPETROL merger of $212,599 during the three month period ending September 30, 1996.

During the quarter ended September 30, 1996, UNEXCO received $680,625 from the sale of a leasehold interest. (See Note 6 to Consolidated Condensed
Financial Statement) Also, UNEXCO signed an agreement to reduce it's 50% working interest on the Yuma-Raccoon Island Prospect. Under this agreement UNEXCO received approximately $525,000 in January 1997, maintains a 10% working interest in the prospect, and receives a 10% carried interest to casing point on the first well.

The Company entered into a Note Purchase Agreement in January 1996 with four limited partnerships of which RIMCO is the sole general partner, pursuant to which the Company executed four 5% Convertible Notes in the aggregate principal amount of $500,000. On August 14, 1996, the Company converted the 5% Convertible Notes into 145,208 shares of common stock of the Company.

UNEXCO executed four Senior Secured Exchangeable General Obligation Notes in January 1996 with RIMCO in the aggregate principal amount of $3,000,000. On September 30, 1996, the total aggregate principal amount of $3,000,000 of Exchangeable Notes had been funded and the Company converted the Exchangeable Notes into 795,754 shares of common stock of the Company.

The Company's accounts payable balance increased by $1,829,455 during the current three month period. This can be attributed to the slow collection of accounts receivable that restricted cash available to reduce accounts payable, along with increased expenditures associated with the expanded crew operations. The Company had approximately $1,400,000 in trade accounts receivables over 90 days past due, which level of aged accounts receivable is materially higher than the Company typically experiences. The Company's management expects such accounts receivable to be collected and therefore no allowance for doubtful accounts has been established with respect to these receivables.

At September 30, 1996, the Company had cash balances of $875,011. The Company believed its existing cash reserves, anticipated cash flow from its expanded crew operations and diversification through the UNEXCO subsidiary and availability under its accounts receivable credit facility would be sufficient to meet its working capital requirements for the foreseeable future.

SUBSEQUENT EVENTS

None
                               OTHER INFORMATION

Item 1. Legal Proceedings
     None

Item 2. Changes in Securities
     None

Item 3. Default Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information

On October 28, 1996, the Company announced that although the letter of intent with respect to a proposed combination with SUELOPETROL had expired, the Company was continuing discussions with SUELOPETROL. These discussions have ceased and the Company no longer intends to pursue a transaction with SUELOPETROL.

Rick E. Trapp resigned as Chairman of the Board, effective September 16, 1996. Mr. Trapp 45, has decided to pursue other interests outside of the seismic industry.

Item 6. Exhibits and Reports on Form 8-K
        None.

                                  SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNIVERSAL  SEISMIC  ASSOCIATES, INC.



                                     RONALD L. ENGLAND
Date:  May 20, 1997                  CHIEF  FINANCIAL  OFFICER