Form 10QSB/A
period 1996-12-31
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1997-05-21
CIK 884802

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
             ____________________________________________________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,229,109 shares of Common Stock, $.0001 par value, were outstanding as of February 20, 1997.

Transitional Small Business Disclosure Format (Check one):
                                Yes [ ]  No [X]

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                               December 31,    June 30,
                                                                                   1996          1996
                                                                                -----------   -----------
     ASSETS                                                                     (restated)
Current assets:
 Cash and cash equivalents                                                      $ 1,355,780   $   982,431
 Trade accounts receivable, net                                                   6,277,168     7,999,364
 Accounts receivable - employees                                                     47,198        47,597
 Costs in excess of billings and estimated earnings on uncompleted contracts      1,071,473     1,733,525
 Prepaid expenses and other current assets                                          516,188       626,254
                                                                                -----------   -----------
    Total current assets                                                          9,267,807    11,389,171

Property and equipment:
 Seismic property and equipment, net                                             17,243,914    17,953,678
 Unevaluated oil and gas properties                                               5,281,241     1,722,847
                                                                                -----------   -----------
    Total property and equipment, net                                            22,525,155    19,676,525

Other assets:
 Deferred financing costs, net                                                      187,947       217,945
 Receivable from stockholder                                                              -        28,440
 Other                                                                              171,446       181,227
Goodwill, net                                                                       627,116       652,538
                                                                                -----------   -----------
    Total assets                                                                $32,779,471   $32,145,846
                                                                                ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable, current                                                         $ 3,431,463   $ 5,473,870
 Billings and estimated earnings in excess of costs on uncompleted contracts        136,401     2,185,926
 Accounts payable                                                                 8,315,170     5,578,646
 Other current liabilities                                                          797,450     1,137,890
                                                                                -----------   -----------
    Total current liabilities                                                    12,680,484    14,376,332

Notes payable, net of current maturities                                          8,713,273     9,870,689
                                                                                -----------   -----------
    Total liabilities                                                            21,393,757    24,247,021
                                                                                -----------   -----------
Commitments and contingencies
Stockholders' equity:
 Common stock, $.0001 par value; 20,000,000 shares authorized; 5,234,109
  shares issued at December  31, 1996 and 4,283,147 shares at June 30, 1996             523           428
 Additional paid in capital                                                      17,092,944    13,553,317
 Accumulated deficit                                                             (5,687,753)   (5,634,920)
 Less:  Treasury stock, at cost; 5,000 shares                                       (20,000)      (20,000)
                                                                                -----------   -----------
    Total stockholders' equity                                                   11,385,714     7,898,825
                                                                                -----------   -----------
    Total liabilities and stockholders' equity                                  $32,779,471   $32,145,846
                                                                                ===========   ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (UNAUDITED)


                                               Three months ended December 31,  Six months ended December 31,
                                               -------------------------------  -----------------------------
                                                     1996         1995                1996         1995
                                                 -----------   -----------        -----------   -----------
                                                  (restated)                       (restated)
Operating revenues:
 Data acquisition revenues                        10,198,857     3,134,302         17,191,880     7,759,406
 Data processing revenues                            376,297       251,745            790,878       483,790
                                                 -----------   -----------        -----------   -----------
  Total operating revenues                        10,575,154     3,386,047         17,982,758     8,243,196

Operating expenses:
 Cost of data acquisition                          7,733,785     3,069,344         14,581,566     6,494,425
 Cost of data processing                             231,616       219,383            423,975       437,459
 Selling, general and administrative expenses        506,279       537,944          1,059,325       987,113
 Expenses relating to proposed merger                301,230          0.00            301,230          0.00
 Depreciation and amortization                       774,721       531,155          1,535,726     1,045,205
                                                 -----------   -----------        -----------   -----------
  Total operating expenses                         9,547,631     4,357,826         17,901,822     8,964,202

Gain on sale of oil and gas properties                     -             -            559,461             -
                                                 -----------   -----------        -----------   -----------
  Total operating income                           1,027,523      (971,779)           640,397      (721,006)

Interest expense                                    (331,875)     (259,781)          (698,127)     (482,087)
Other income, net                                      2,593         4,859              4,897        13,645
                                                 -----------   -----------        -----------   -----------
Net Income (loss)                                $   698,241   $(1,226,701)       $   (52,833)  $(1,189,448)
                                                 ===========   ===========        ===========   ===========
Earnings (loss) per share
                                      Primary    $      0.13   $     (0.29)       $     (0.01)  $     (0.28)
Weighted average common shares and
common share equivalents outstanding
                                      Primary      5,400,250     4,202,498          5,100,303     4,202,498


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)




                                                                              Six Months Ended December 31,
                                                                          -----------------------------------
                                                                              1996                   1995
                                                                          ------------           ------------
                                                                            (restated)
Cash flows from operating activities:
   Net loss                                                               $   (52,833)            $ (1,189,448)
   Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                                         1,581,327                1,120,288
      Gain on disposal of assets                                            (559,461)                   (1,354)
      Changes in operating assets and liabilities:
       Accounts receivable                                                  2,247,595               (2,906,499)
       Costs in excess of billings                                            662,053                 (936,332)
       Other current assets                                                   119,845                  114,260
       Accounts payable                                                     2,736,524                  422,598
       Billings and estimated earnings in excess of costs                  (2,049,525)               2,951,106
       Other liabilities                                                     (339,467)                (150,393)
       Other                                                                        -                  (70,755)
                                                                          -----------             ------------
                    Net cash provided by operating activities               4,346,058                 (646,529)
                                                                          -----------             ------------
Cash flows from investing activities:
   Capital expenditures                                                    (5,005,098)                (692,739)
   Proceeds from sale of assets                                               680,625                   12,233
                                                                          -----------             ------------
                    Net cash  (used) in investing activities               (4,324,473)                (680,506)
                                                                          -----------             ------------
Cash flows from financing activities:
   Proceeds from notes payable                                             16,937,761               10,052,006
   Payments on notes payable                                              (16,210,019)              (8,020,854)
   Payments on long term debt                                                (443,168)              (1,224,664)
   Payments on capital leases                                                       -                 (208,128)
   Proceeds from issuance of common stock, net                                 38,750                        -
   Proceeds from receivable from Sierra Mgmnt, Inc.                            28,440                   24,000
   Payment of financing costs                                                       -                 (119,000)
                                                                          -----------             ------------
                    Net cash provided  by financing activities                351,764                  503,360
                                                                          -----------             ------------
Net increase in cash and cash equivalents                                     373,349                 (823,675)
Cash and cash equivalents at beginning of period                              982,431                1,208,357
                                                                          -----------             ------------
Cash and cash equivalents at end of period                                $ 1,355,780             $    384,682
                                                                          ===========             ============

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                           PAGE 4 OF 13

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

4. On September 30, 1996, UNEXCO sold its 16.5% working interest in the Bowie Lumber leases (the "Leases") within the Lake Boeuf Prospect 3D seismic survey (the "Prospect") in Lafourche Parish, Louisiana for $680,625 to National Energy Group, Inc. Previously, UNEXCO had purchased such interest in the Leases from Araxas Exploration, Inc. ("Araxas") in connection with entering into an agreement with Araxas for the Company to provide 3-D acquisition and processing services on the Prospect in return for a 37.5% working interest in the Prospect. It was subsequently determined by an independent engineering firm that the Leases contained proven undeveloped reserves. This asset sale by UNEXCO of its interest in the above referenced Leases represents approximately 4% of the total acreage encompassing the Prospect. UNEXCO continues to be a 37.5% working interest partner in the Prospect's remaining approximate 14,000 acres.

5. On November 13, 1996, the Company announced the termination of negotiations with respect to the previously announced proposed combination with SUELOPETROL. The companies could not resolve various material business and due diligence issues. The Company has incurred expenses of $301,230 related to this proposed merger.

6. On December 20, 1996 the Company entered into a Note Purchase Agreement with four limited partnerships (the "Partnerships") of which Resource Investors Management Company ("RIMCO") is the sole general partner, pursuant to which the Company executed four 12% Senior Secured Exchangeable General Obligation Notes in the aggregate principal amount of $4,000,000, the proceeds of which are to be funded through June 30, 1998, to be utilized to finance its current and future UNEXCO exploration and production activities. The notes have a three year maturity and will function as a revolving credit line with monthly payments of interest only. Any net proceeds generated from the sale of oil and gas prospects, properties, and production will be utilized to pay down the facility and create additional borrowing availability.

7. On May 28, 1996 the Company entered into a Note Purchase Agreement with three Partnerships of which RIMCO is the sole general partner. Pursuant to which the Company executed three 10% Senior Secured General Obligation Notes in the aggregate principal amount of $6,500,000. The notes required monthly installments of interest only through November 1, 1996 and commencing December 1, 1996, monthly installments of $138,106, including interest through November 1, 1999 with the unpaid principal balance due December 1, 1999. RIMCO has deferred principal payments on this note agreement for a period of seven months, allowing monthly installments of interest only to continue through July 1, 1997.

8. The Company's agreements with RIMCO require that it will not permit its Current Assets (as defined in the applicable credit agreements) at any time on or after September 30, 1996 to be less than the sum of (i) its Current Liabilities (as defined in the applicable credit agreements) as at such date, minus, (ii) any portion of such Current Liabilities consisting of amounts borrowed under its credit facility with Fidelity Funding, Inc. that are not due within one year of such date. At December 31, 1996 the Company was not in compliance with this requirement. RIMCO has waived this financial covenant.

9. On January 13, 1997, Michael T. Kanarellis and Robert L. Kecseg, who have collectively styled themselves as the "Universal Seismic Associates, Inc. Shareholders Protective Committee" (the "Committee") filed suit in the United States District Court for the District of Delaware (the "Delaware Court"); The suit sought to enjoin the January 28, 1997 annual meeting of the Company's shareholders (the "Annual Meeting") for 30 days, to declare the proxies and consents submitted to the Company to be invalid and to declare the Company to have violated the proxy rules and Delaware law; requiring corrective disclosure. The Delaware Court ordered that the Company hold the polls open for 14 days after the Annual Meeting adjourned (until February 11, 1997).

   The suit has not been dismissed by the plaintiffs. However, all relief requested in their Complaint related specifically to the timing and conduct of the Annual Meeting, which was concluded on February 11, 1997 with the reelection of management's slate of incumbent directors and the defeat of all of the Committee's proposals. Mr. Kanarellis threatened further litigation at the annual shareholders' meeting held on February 11, 1997. The Company and its directors were subsequently sued by Mr. Kanarellis. Litigation is ongoing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1996 VS. SIX MONTHS ENDED DECEMBER 31, 1995

OPERATING REVENUE AND COSTS

     Operating Revenues. Operating revenues, totaling $17,982,758, for the six month period in 1996, represent an increase of approximately 118% over revenues of $8,243,196 for the same six month period ending December 31, 1995. Data acquisition revenues for the six month period in 1996, increased by approximately 122%, to $17,191,880. This increase reflects six months of operation of the Company's fifth and sixth 3D data acquisition crews placed in service in mid-December 1995 and late May 1996, respectively. Data processing revenues for the six months ended December 31, 1996, totaling $790,878 represent an increase of approximately 63% over revenues of $483,790 for the six month period ending December 31, 1995. The increase marks the Company's success in obtaining a greater volume of seismic data processing projects.

     Operating Expenses. Operating expenses of $17,901,822 for the six month period ended December 31, 1996, represent an increase of approximately 100% over operating expenses of $8,964,202 in 1995. Direct costs of seismic acquisition increased by approximately 125%, from $6,494,425 for the six month period ending December 31, 1995, to $14,581,566 for the same period ending December 31, 1996. This increase is attributable to six months of the Company's expanded crew operations. Direct costs of data processing decreased slightly for the six month period, from $ 437,459 in 1995, to $423,975 in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased approximately 7%, for the comparable six month periods, from $987,113 in 1995 to $1,059,325 in 1996. The slight increase is attributable to expanded marketing efforts, related to data acquisition, that concluded in the quarterly period ending September 30, 1996.

     Expenses Relating to Proposed Merger. The Company incurred $301,230 in expenses relating to the proposed Suelopetrol merger during the current period. (See Note 5 to Consolidated Condensed Financial Statements)

     Depreciation and amortization. Depreciation and amortization increased by approximately 47% from $1,045,205 in 1995 to $1,535,726 in 1996, due to equipment additions, made during fiscal year 1996, for both additional seismic crews and processing equipment for Universal Seismic Technologies, Inc. ("UST").

     Interest Expense. Interest expense increased approximately 45%, from $482,087 for the six months ended December 31, 1995, to $698,127 for the same period ended December 31, 1996, because of equipment financing required for the addition of the Company's sixth 3D data acquisition crew.

     Net Loss. The Company reported a net loss of $52,833 for the six month period ended December 31, 1996 as compared to a net loss of $1,189,448 for the same prior year period. The net loss for the six month ended December 31, 1996 includes a $559,461 gain on a sale of a leaseholds interest by UNEXCO. (See Note 4 to Consolidated Condensed Financial Statements) The net loss of $52,833 included expenses totaling $301,230 relating to the proposed merger. (See Note 5 to Consolidated Condensed Financial Statements) The Company's reduced net loss in the current six month period reflects improved operating production attained by the Company's data acquisition crews.

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

     Operating Expenses. Operating expenses of $9,547,631 for the three month period ended December 31, 1996, represent an increase of approximately 119% over operating expenses of $4,357,826 in 1995. Direct costs of seismic acquisition increased by approximately 152%, from $3,069,344 for the three month period ending December 31, 1995, to $7,733,785 for the same period ending December 31, 1996. This increase is due to the Company's expanded crew operations. Direct costs of data processing increased approximately 6% for the three month period, from $219,383 in 1995, to $231,616 in 1996.

     Selling, General and Administrative Expenses. SG&A decreased approximately 6%, for the comparable three month periods, from $537,944 in 1995 to $506,279 in 1996.

     Expenses Relating to Proposed Merger. The Company recognized $301,230 in expenses relating to the proposed merger during the three month period ended December 31, 1996. (See Note 5 to Consolidated Condensed Financial Statements)

     Depreciation and Amortization. Depreciation and amortization increased by approximately 46% from $531,155 in 1995 to $774,721 in 1996, due to equipment additions related to the Company's crew expansion and equipment additions made in UST.

     Interest Expense. Interest expense increased approximately 28%, from $259,781 for the three months ended December 31, 1995, to $331,875 for the same period ended December 31, 1996. The increase is primarily related to equipment financing required for the addition of the Company's sixth 3D data acquisition crew in May 1996.

     Net Income. The Company reported net income of $698,241 for the three month period ended December 31, 1996 as compared to a net loss of $1,226,701 for the three month period ended December 31, 1995. Net income of $698,241 includes the effect of $301,230 of expenses relating to the proposed merger. (See Note 5 to Consolidated Condensed Financial Statements) This increase reflects improved operating production attained by the Company's data acquisition crews during the three month period ending December 31, 1996. Gross profit margins increased, but remain subject to competitive market conditions in the seismic industry.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 1996, cash and cash equivalents increased by $373,349 to $1,355,780. Capital expenditures of $5,005,098 during the six months include $4,204,559 invested in oil and gas properties, $541,144 for miscellaneous data acquisition equipment and, $259,395 for data processing equipment. The Company reduced long term debt by $443,168 during the six month period ended December 31, 1996. The Company incurred expenses relating to the proposed merger of $301,230 during the six month period ending December 31, 1996. (see Note 5 to Consolidated Financial Statements)

During the six months ended December 31, 1996, UNEXCO received $680,625 from the partial sale of certain leasehold interests. (See Note 4 to Consolidated Condensed Financial Statements) Also, UNEXCO signed an agreement to reduce its 50% working interest on the Yuma-Raccoon Island Prospect. Under this agreement UNEXCO received $563,832 on January 16, 1997, maintains a 10% working interest on the prospect, and receives a 10% carried interest to casing point on the first well.

On December 20, 1996 the Company's energy subsidiary UNEXCO entered into a $4,000,000 revolving line of credit facility with RIMCO. (See Note 6 to Consolidated Condensed Financial Statements) As of December 31, 1996, UNEXCO had borrowed a total of $900,000 from this facility. As of February 20, 1997 the outstanding balance borrowed under this facility was $2,750,000.

The Company's accounts payable balance increased by $2,736,524 during the six month period ended December 31, 1996 and by $907,069 for the three month period ending December 31, 1996. The increase can be attributed to (i) slow collection of accounts receivable that restricted cash available to reduce accounts payable, (ii) the net loss incurred by the Company's data acquisition business during the first three months (the quarter ended September 30, 1996) of the current six month period that restricted cash available to reduce accounts payable and (iii) increased expenditures associated with the expanded data acquisition and exploration and production operations. At September 30, 1996 the Company had approximately $1,400,000 in trade accounts receivable over 90 days past due, which level of aged accounts receivable is materially higher than the Company typically experiences. At December 31, 1996 the Company had approximately $625,000 in trade accounts receivable over 90 days past due. The Company's management expects such accounts receivable to be collected in the subsequent periods and therefore no allowance for doubtful accounts has been established with respect to these receivables.

At December 31, 1996, the Company had cash balances of $1,355,780. The Company believed its existing cash reserves, anticipated cash flow from its expanded operations, and funds available under its accounts receivable and exploration and production credit facilities would be sufficient to meet its working capital requirements for the foreseeable future.


SUBSEQUENT EVENTS

None

                               OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 1997, Michael T. Kanarellis and Robert L. Kecseg, who have collectively styled themselves as the "Universal Seismic Associates, Inc. Shareholders Protective Committee" (the "Committee") filed suit in the United States District Court for the District of Delaware (the "Delaware Court"). The suit sought to enjoin the January 28, 1997 annual meeting of the Company's shareholders (the "Annual Meeting") for 30 days, to declare the proxies and consents submitted to the Company to be invalid and to declare the Company to have violated the proxy rules and Delaware law; requiring corrective disclosure. The Delaware Court ordered that the Company hold the polls open for 14 days after the Annual Meeting adjourned (until February 11, 1997).

The suit has not been dismissed by the plaintiffs. However, all relief requested in their Complaint related specifically to the timing and conduct of the Annual Meeting, which was concluded on February 11, 1997 with the reelection of management's slate of incumbent directors and the defeat of all of the Committee's proposals. (See Item 4. Submission of Matters to a Vote of Security Holders). Mr. Kanarellis threatened further litigation at the annual shareholders' meeting held on February 11, 1997. The Company and its directors were subsequently sued by Mr. Kanarellis. Litigation is ongoing.

Item 2. Changes in Securities
        None

Item 3. Default Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

Universal Seismic Associates, Inc. originally convened its Annual Meeting on January 28, 1997 with the purpose of electing five directors to serve until the next annual meeting. Calvin G. Cobb, Ronald L. England, Michael J. Pawelek, Gary
J. Milavec and Stephen F. Oakes were nominated as management's slate of directors. The proposed slate of directors of the Committee, consisting of Michael T. Kanarellis, Robert J. Kecseg, Pedro L. Garmendia, Gordon M. Greve and Donald B. Caldwell, were placed in nomination before the meeting. Also before the meeting were the following proposals of the Committee:

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

The following information is contained in the Final Report of the Inspector of Election, CT Corporation System, dated February 21, 1997.

               QUORUM
              ---------
     Mgmt     2,744,187
     Comm     1,717,756
     ------------------
     Total    4,461,943


----------------------------------------------------------------------------------------------
                                         DIRECTORS
----------------------------------------------------------------------------------------------
       MANAGEMENT SLATE                                       COMMITTEE SLATE
----------------------------------------------------------------------------------------------
                      FOR      WITHHELD                                   FOR       WITHHELD
----------------------------------------------------------------------------------------------
Michael J. Pawelek  2,729,737   14,450        Michael T. Kanarellis    1,714,506      3,250
----------------------------------------------------------------------------------------------
Ronald L. England   2,729,987   14,200        Robert J. Kecseg         1,714,506      3,250
----------------------------------------------------------------------------------------------
Calvin G. Cobb      2,729,987   14,200        Pedro L. Garmendia       1,714,506      3,250
----------------------------------------------------------------------------------------------
Stephen F. Oakes    2,729,987   14,200        Gordon M. Greve          1,714,506      3,250
----------------------------------------------------------------------------------------------
Gary J. Milavec     2,729,987   14,200        Donald B. Caldwell       1,714,506      3,250
----------------------------------------------------------------------------------------------

-------------------------------
           PROPOSAL 1
-------------------------------
 For                1,713,106
 Against            2,223,037
 Abstain                2,750
-------------------------------

-------------------------------
           PROPOSAL 2
-------------------------------
 For                1,715,106
 Against            2,221,987
 Abstain                1,800
-------------------------------

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

The Audit Committee met on February 11, 1997 to review the Shareholders' Committee's allegations. The Audit Committee determined that it should conduct a review (the "Audit Committee Review") of these allegations to determine if there was any reasonable basis for such allegations. The Audit Committee has engaged independent legal and auditing advisors to assist in connection with the review.

Item 6. Exhibits and Reports on Form 8-K


Exhibit Number
--------------
    1.1.* Note Purchase Agreement dated December 20, 1996 between UNEXCO and RIMCO.

    1.2.* Guaranty Agreement dated December 20, 1996 between the Company and RIMCO.

    1.3.* Pledge Agreement dated December 20, 1996 between the Company and RIMCO.

    1.4.* Third Amendment to Note Purchase Agreement (1/19/96) dated December 20, 1996 between the Company and RIMCO.

    1.5.* First Amendment to Note Purchase Agreement (5/28/96) dated December 20, 1996 between the Company and RIMCO.

    2.2.*        Financial Data Schedule


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