Form 10QSB
period 1997-03-31
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1997-05-21
CIK 884802

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                      ----------------------------------


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                        Commission file number  1-19971

                      ----------------------------------

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

                      ----------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,239,109 shares of Common Stock, $.0001 par value, were outstanding as of May 9, 1997.

Transitional Small Business Disclosure Format (Check one):

                                        Yes        No   X
                                            -----     ------

                                    PART I
                             FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                  March 31,           June 30,
                                                    1997                1996
                ASSETS

Current assets:
   Cash and cash equivalents                   $   204,978         $   982,431
   Trade accounts receivable, net                7,142,483           7,999,364
   Accounts receivable - employees                  41,819              47,597
   Costs in excess of billings and
    estimated earnings on uncompleted
    contracts                                    1,379,735           1,733,525
   Prepaid expenses and other current
    assets                                         350,181             626,254
                                               -----------         -----------
         Total current assets                    9,119,196          11,389,171

Property and equipment:
   Seismic property and equipment, net          16,637,382          17,953,678
   Unevaluated oil and gas properties            7,903,670           1,722,847
                                               -----------         -----------
         Total property and equipment, net      24,541,052          19,676,525

Other assets:
   Deferred financing costs, net                   199,284             217,945
   Receivable from stockholder                           -              28,440
   Other                                           149,709             181,227
Goodwill, net                                      614,405             652,538
                                               -----------         -----------
         Total assets                          $34,623,646         $32,145,846
                                               ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable, current                      $ 2,574,617         $ 5,473,870
   Billings and estimated earnings in
    excess of costs on uncompleted contracts     1,826,195           2,185,926
   Accounts payable                              6,797,419           5,578,646
   Other current liabilities                     2,107,481           1,137,890
                                               -----------         -----------
         Total current liabilities              13,305,712          14,376,332

Notes payable, net of current maturities        11,605,562           9,870,689
                                               -----------         -----------
         Total liabilities                      24,911,274          24,247,021
                                               -----------         -----------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.0001 par value;
    20,000,000 shares authorized; 5,239,109
    shares at March 31, 1997 and 4,283,147
    shares issued at June 30, 1996                     524                 428
   Additional paid in capital                   17,105,443          13,553,317

   Accumulated deficit                           7,373,595          (5,634,920)
   Less:  Treasury stock, at cost; 5,000
    shares                                         (20,000)            (20,000)
                                               -----------         -----------
         Total stockholders' equity              9,712,372           7,898,825
                                               -----------         -----------
         Total liabilities and stockholders'
          equity                               $34,623,646         $32,145,846
                                               ===========         ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION



UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        (unaudited)



                                               Three months ended March 31,     Nine months ended March 31,
                                               ----------------------------     ---------------------------
                                                   1997            1996            1997             1996
                                               ------------     -----------     -----------      ----------
                                                                                (restated)
Operating revenues:
   Data acquisition revenues                      6,274,192       6,911,325      23,466,072      14,670,731
   Data processing revenues                         261,818         318,705       1,052,696         802,495
                                                -----------      ----------     -----------     -----------
      Total operating revenues                    6,536,010       7,230,030      24,518,768      15,473,226

Operating expenses:
   Cost of data acquisition                       5,857,496       5,323,789      20,439,062      11,818,214
   Cost of data processing                          203,176         211,791         627,151         649,250
   Selling, general and administrative
    expenses                                        545,561         559,898       1,604,886       1,547,011
   Expenses related to proposed merger,
    proxy  contest & shareholder
    litigation                                      526,815               -         828,045               -
   Depreciation and amortization                    779,279         567,397       2,315,005       1,612,602
                                                -----------      ----------     -----------     -----------
      Total operating expenses                    7,912,327       6,662,875      25,814,149      15,627,077

Gain on sale of oil and gas properties                    -               -         559,461               -
                                                -----------      ----------     -----------     -----------
      Total operating income                     (1,376,317)        567,155        (735,920)       (153,851)

Interest expense                                   (318,406)       (290,866)     (1,016,533)       (772,953)
Other income, net                                     8,880             (65)         13,777          13,580
                                                -----------      ----------     -----------     -----------
Net Income (loss)                               $(1,685,843)     $  276,224     $(1,738,676)    $  (913,224)
                                                ===========      ==========     ===========     ===========

Earnings (loss) per share         Primary       $     (0.32)     $     0.07     $     (0.34)    $     (0.22)

Weighted average common shares
 and common share equivalents
 outstanding                      Primary         5,255,796       4,203,565       5,140,506       4,202,581



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    PART I
                             FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited)




                                                    Nine Months Ended March 31,
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
                                                     (restated)
Cash flows from operating activities:
   Net loss                                         $ (1,738,676) $   (913,224)
   Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                    2,354,700     1,732,077
      (Gain)loss on disposal of assets                  (559,461)        1,333
      Changes in operating assets and liabilities:
       Accounts receivable                               862,659    (2,950,103)
       Notes receivable                                        -             -
       Costs in excess of billings                       353,790    (1,847,389)
       Other assets                                      307,591       305,182
       Accounts payable                                1,218,773     1,520,772
       Billings and estimated earnings in excess
        of costs                                        (359,731)    2,659,580
       Other current liabilities                         970,563      (276,153)
       Other                                                   -      (158,162)
                                                    ------------  ------------
         Net cash provided by operating activities     3,410,208        73,913
                                                    ------------  ------------
Cash flows from investing activities:
   Capital expenditures                               (7,787,558)     (745,305)
   Proceeds from sale of assets                        1,205,625        29,838
                                                    ------------  ------------
         Net cash used in investing activities        (6,581,933)     (715,467)
                                                    ------------  ------------
Cash flows from financing activities:
   Proceeds from notes payable                        24,798,066    20,621,248
   Payments on notes payable                         (21,827,170)  (15,042,394)
   Payments on long term debt                           (656,315)   (4,890,181)
   Payments on capital leases                                  -      (562,753)
   Proceeds from issuance of common stock, net            51,251        12,500
   Proceeds from receivable from Sierra Mgmnt, Inc.       28,440        36,000
   Payment of financing costs                                  -      (123,000)
                                                    ------------  ------------
         Net cash provided by financing activities     2,394,272        51,420
                                                    ------------  ------------
Net decrease in cash and cash equivalents               (777,453)     (590,134)
Cash and cash equivalents at beginning of period         982,431     1,208,357
                                                    ------------  ------------
Cash and cash equivalents at end of period          $    204,978  $    618,223
                                                    ============  ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

              UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed financial statements of Universal Seismic Associates, Inc. and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months and nine months ended March 31, 1996 and 1997, and statements of cash flows for the nine months then ended have been included.

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

6. On December 20, 1996 the Company entered into a Note Purchase Agreement with four limited partnerships (the "Partnerships") of which Resource Investors Management Company ("RIMCO") is the sole general partner, pursuant to which the Company executed four 12% Senior Secured Exchangeable General Obligation Notes in the aggregate principal amount of $4,000,000, the proceeds of which are to be funded through June 30, 1998, to be utilized to finance its current and future UNEXCO exploration and production activities. On March 27, 1997 the Note Purchase Agreement and Senior Secured General Obligation Notes were amended in order to increase the aggregate principal amount to $5,500,000. The Notes have a three year maturity and will function as a revolving credit line with monthly payments of interest only. Any net proceeds generated from the sale of oil and gas prospects, properties, and production will be utilized to pay down the facility and create additional borrowing availability.

7. On March 27, 1997 the Company entered into a Note Purchase Agreement with four Partnerships of which RIMCO is the sole general partner, pursuant to which the Company executed four 12% Senior Secured General Obligation Notes in the aggregate principal amount of $2,000,000, the proceeds of which will be utilized for general working capital purposes. The Notes mature on December 1, 1999. Prior to maturity, payments of interest will be due and payable monthly. All outstanding principal plus accrued and unpaid interest will be due and payable at maturity. The Company shall have the right and option to prepay, at any time and without penalty, all or any part of the Notes.

8. On May 28, 1996 the Company entered into a Note Purchase Agreement with three Partnerships of which RIMCO is the sole general partner, pursuant to which the Company executed three 10% Senior Secured General Obligation Notes in the aggregate principal amount of $6,500,000. The Notes required monthly installments of interest only through November 1, 1996 and commencing December 1, 1996, monthly installments of $138,106, including interest through November 1, 1999 with the unpaid principal balance due December 1, 1999. RIMCO has deferred principal payments for an additional seven months, allowing monthly installments of interest only to continue through July 1, 1997.

9. The Company's agreements with RIMCO require that it will not permit its Current Assets (as defined in the applicable credit agreements) at any time on or after September 30, 1996 to be less than the sum of (i) its Current Liabilities (as defined in the applicable credit agreements) as at such date, minus, (ii) any portion of such Current Liabilities consisting of amounts borrowed under its credit facility with Fidelity Funding, Inc. that are not due within one year of such date. At March 31, 1997 the Company was not in compliance with this requirement. RIMCO has waived this financial covenant. The Company has not made its required May 1, 1997 principal and interest payments to RIMCO. RIMCO has provided the Company with a sixty day waiver of this payment requirement.

10. The Registrant (the "Company") was involved in a proxy fight with a group of shareholders that has styled themselves "The Universal Seismic Stockholders' Committee" (the "Shareholders' Committee"). In connection therewith, the Company and its directors have been involved in litigation with the Shareholders' Committee in Delaware Federal District Court (the "Court") since January, 1997. The Company's Annual Meeting of Shareholders (the "Meeting") was originally convened on January 28, 1997. On the date before the Meeting the Court ordered that the polls remain open with respect to the voting at the Meeting until February 11, 1997, and, as a result, the Meeting was adjourned until that date. CT Corporation System, the Inspector for the Election, after a challenge and review session certified the results of the election in which the incumbent directors were reelected and all of the Shareholders' Committee's proposals were defeated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED MARCH 31, 1997 VS. NINE MONTHS ENDED MARCH 31, 1996

OPERATING REVENUE AND COSTS

     Operating Revenues. Operating revenues of $24,518,768 for the nine months ended March 31, 1997 represent an increase of approximately 59% over revenues of $15,473,226 for the same prior year period. Data acquisition revenues for the nine month period in 1997, increased by approximately 60%, to $23,466,072. This increase reflects nine months of operation of the Company's fifth and sixth 3D data acquisition crews placed in service in mid-December 1995 and late May 1996, respectively. Data processing revenues for the nine month period in 1997, increased by approximately 31% to, $1,052,696. This increase reflects the Company's success in obtaining a greater volume of seismic data processing projects.

     Operating Expenses. Operating expenses of $25,814,149 for the nine months ended March 31, 1997 represent an increase of approximately 65% over expenses of $15,627,077 for the same prior year period. Direct costs of data acquisition for the nine months ended March 31 increased approximately 73%, from $11,818,214 in 1996 to $20,439,062 in 1997, due to the Company's expanded crew operations. Also, included in the current period direct cost of data acquisition is (i) a $400,000 provision related to a contract which is expected to be completed at a loss in mid-June 1997 and (ii) approximately $600,000 of expense incurred in August 1996 with no offsetting revenues by two crews that were temporarily idle. Direct costs of data processing decreased slightly for the nine month period, from $649,250 in 1996 to $627,151 in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased approximately 4%, for the comparable nine month period, from $1,547,011 in 1996 to $1,604,886 in 1997. The slight increase resulted from increased insurance costs and personnel relocation costs.

     Expenses Relating to Proposed Merger, Proxy Contest, and Shareholder Litigation. The Company incurred $828,045 in expenses during the current period as follows: (i) $301,230 relating to the proposed Suelopetrol merger, (See Note 5 to Condensed Financial Statements) and (ii) $526,815 of legal fees and other costs related to the proxy contest and subsequent litigation initiated by a shareholder.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 44% from $1,612,602 in 1996 to $2,315,005 in 1997. The increase in depreciation resulted primarily from equipment additions related to the Company's crew expansion made during fiscal year 1996.

     Interest Expense. Interest expense increased approximately 32%, from $772,953 for the nine months ended March 31, 1996 to $1,016,533, in the nine months ended March 31, 1997. The increased interest cost resulted primarily from equipment financing required for the expansion of the Company's data acquisition business.

     Net Loss. The Company reported a net loss of $1,738,676 for the nine months ended March 31, 1997 as compared to a net loss of $913,224 for the same period in 1996. The net loss for the nine month period ending March 31, 1997 is after a $559,461 gain on a sale of leasehold interest by UNEXCO. (See Note 4 to Consolidated Condensed Financial Statements). The current period net loss reflects expenses of (i) $301,230 related to the proposed merger, (ii) $526,815 related to the proxy contest and litigation with a shareholder, (iii) a $400,000 provision related to a contract which is expected to be completed at a loss in mid-June 1997 and (iv) approximately $600,000 of expense incurred in August 1996 with no offsetting revenues by two crews that were temporarily idle. Also contributing to the current period net loss were reduced gross profit margins from the Company's data acquisition crews.

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

OPERATING REVENUE AND COSTS

     Operating Revenues. Operating revenues of $6,536,010 for the three months ended March 31, 1997 represent a decrease of approximately 10% from revenues of $7,230,030 for the same prior year period. Data acquisition revenues decreased approximately 9% to $6,274,192 in the current three month period due to permit problems and weather conditions that caused project start up delays and low rates of production by the Company's seismic crews. Data processing revenues decreased approximately 18% to $261,818 in the current period ended March 31, 1997 primarily due to a reduction in 3D processing backlog obtained by the Company.

     Operating Expenses. Operating expenses increased from $6,662,875 to $7,912,327, or approximately 19%, for the quarter ended March 31, 1997. Direct costs of data acquisition increased by approximately 10% to $5,857,496 due to the expanded crew operations along with a $400,000 provision related to a contract which is expected to be completed at a loss in mid-June 1997. Direct costs of data processing decreased approximately 4% to $203,176 in the current three month period as the level of 3D processing projects declined.

     Selling, General and Administrative Expenses. SG&A decreased approximately 3%, for the comparable period, from $559,898 in 1996 to $545,561 in 1997.

     Expenses Relating to Proposed Merger, Proxy Contest, and Shareholder Litigation. The Company incurred $526,815 in legal fees and other costs related to the proxy contest and subsequent litigation initiated by a shareholder.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 37% from $567,397 in 1996 to $779,279 in 1997, due to the equipment additions related to the Company's expanded crew operations.

     Interest Expense. Interest expense increased approximately 9%, from $290,866 for the three months ended March 31, 1996, to $318,406 for the same period ended March 31, 1997. The Company incurred increased financing costs related to its crew expansion.

     Net Loss. The Company reported a net loss of $1,685,843 for the three month period ended March 31, 1997 as compared to net income of $276,224 for the comparable period in 1996. The current period net loss reflects expenses of (i) $526,815 related to the proxy contest and litigation with a shareholder and (ii) a $400,000 provision related to a contract which is expected to be completed at a loss in mid-June 1997. Gross margins declined in both data acquisition and processing in the current period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1997 cash and cash equivalents decreased $777,453 primarily to cover shortages created by the Company's net loss of $1,738,676. Cash available at the beginning of the period was used to fund operating activities, capital expenditures, and repayment of debt. Capital expenditures of $7,787,558 during the nine months include $6,826,984 invested in oil and gas properties, $701,179 for miscellaneous data acquisition equipment and $259,395 for data processing equipment. The Company reduced long term debt by $656,315 during the nine month period ended March 31, 1997. The Company incurred expenses relating to the proposed merger, proxy contest, and litigation with a shareholder of $828,045 during the nine month period ended March 31, 1997.

On December 20, 1996 the Company's energy subsidiary UNEXCO, Inc., entered into a $4,000,000 revolving line of credit facility with RIMCO. On March 27, 1997 the agreement was amended increasing the revolving line to $5,500,000. (See Note 6 to Consolidated Condensed Financial Statements) As of March 31, 1997, UNEXCO had borrowed a total of $4,000,000 from this facility. As of May 19, 1997 the outstanding balance under this facility was $4,500,000.

On March 27, 1997 the Company entered into a $2,000,000 note purchase agreement with RIMCO, the proceeds of which will be utilized for general working capital purposes. This amount was funded on April 1, 1997.

The Company's accounts payable balance increased by $1,218,773 during the nine month period ended March 31, 1997 and decreased by $1,517,751 for the three month period ending March 31, 1997. The increased accounts payable can be attributed to (i) slow collection of accounts receivable that restricted cash available to reduce accounts payable, (ii) the net loss incurred by the Company during the current nine month period that restricted cash available to reduce accounts payable and (iii) increased expenditures associated with the expanded data acquisition and production operations. At March 31, 1997 the Company had approximately $1,042,165 in trade accounts receivable over 90 days past due, which has subsequently been reduced to $948,242.

At March 31, 1997 the Company had cash balances of $204,979. The Company feels this cash along with anticipated cash flow from its seismic operations, funds available under its accounts receivable credit facility, and the working capital loan established on March 27, 1997 are sufficient to meet the working capital needs of its seismic operations for the foreseeable future. The Company's exploration and production operations will begin to generate cash flow in the subsequent quarter. The Company does not believe this cash flow and funds available under its exploration and production credit facility are adequate to meet its exploration and production working capital requirements. The Company is evaluating means whereby this additional capital can be provided.

Subsequent Events
None

                               OTHER INFORMATION

Item 1.   Legal Proceedings

The Registrant (the "Company") was involved in a proxy fight with a group of shareholders that has styled themselves "The Universal Seismic Stockholders' Committee" (the "Shareholders' Committee"). In connection therewith, the Company and its directors have been involved in litigation with the Shareholders' Committee in Delaware Federal District Court (the "Court") since January, 1997. The Company's Annual Meeting of Shareholders (the "Meeting") was originally convened on January 28, 1997. On the day before the Meeting the Court ordered that the polls remain open with respect to the voting at the Meeting until February 11, 1997, and, as a result, the Meeting was adjourned until that date. CT Corporation System, the Inspector for the Election, after a challenge and review session certified the results of the election in which the incumbent directors were reelected and all of the Shareholders' Committee's proposals were defeated.


Item 2. Changes in Securities
  None

Item 3. Default Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

On January 30, 1997 and thereafter, Michael T. Kanarellis, one of the members of the Committee submitted letters to various members of the Audit Committee ("Audit Committee") alleging certain errors or misstatements in the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996.

The Company's Board of Directors thereafter authorized and directed the Audit Committee to review the allegations, conduct an appropriate inquiry into matters related thereto, and to report its findings and recommendations to the Board.
In this connection, the Audit Committee engaged Baker & Botts, L.L.P., Houston, Texas as its legal advisor, who in turn engaged Arthur Andersen, L.L.P., Houston, Texas, to assist with the review.

In connection with its review, the Audit Committee engaged the Company's independent accountants to perform a review of its unaudited financial statements for the first three quarters of fiscal year 1997. Based on the review by the independent accountants and the preliminary recommendations of the Audit Committee, the Company has decided to restate its results for the first two quarters of fiscal year 1997, with the results that the Company's previously reported first quarter earnings of $114,373 will be eliminated and that the Company will report a loss of $751,074 for that period, and that the Company's previously reported second quarter earnings of $535,704 will increase to $698,241 The majority of the adjustments to the first two quarters relate to recognition of previously deferred seismic acquisition start-up costs.


Item 6.   Exhibits and Reports on Form 8-K


Exhibit Number
--------------

     1.1. Amended and Restated Note Purchase Agreement dated March 27, 1997 between UNEXCO and RIMCO.

     1.2. Amended and Restated Guaranty Agreement dated March 27, 1997 between the Company and RIMCO.

     1.3. Amended and Restated Pledge Agreement dated March 27, 1997 between the Company and RIMCO.

     1.4. Fourth Amendment to Note Purchase Agreement (1/19/96) dated March 27, 1997 between the Company and RIMCO.

     1.5. Second Amendment to Note Purchase (5/28/96) dated March 27, 1997 between the Company and RIMCO.

     1.6. Note Purchase Agreement dated March 27, 1997 between the Company and RIMCO.

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