Form 10KSB
period 1997-06-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1997-10-21
CIK 884802

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1997

                           Commission File No 0-19971

                       UNIVERSAL SEISMIC ASSOCIATES, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                             76-0256086
(State of Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

          16420 PARK TEN PLACE, SUITE 300, HOUSTON, TEXAS 77084-5051 (Address of Principal Executive Offices Including Zip Code)

                                 (281) 578-8081
                (Issuer's Telephone Number Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.0001 PAR VALUE
                               (Title of  Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X   No
                                   -----     ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:   $31,287,329

         As of October 10, 1997, there were outstanding 5,234,109 shares of the registrant's common stock, par value $.0001, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market System on October 10, 1997) was approximately $9,181,160.

       Transitional Small Business Disclosure Format (check one)  Yes     No X
                                                                      ---   ---

                       UNIVERSAL SEISMIC ASSOCIATES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                       T A B L E   O F   C O N T E N T S

                                                                                                                      PAGE

P A R T    I

ITEM 1.         DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.          DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 3.          LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  13


P A R T    I I


ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . .  15

ITEM 7.          FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . .  17


P A R  T    I I I

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                 THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 10.         EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . .  21

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                                   P A R T  I

ITEM 1.  DESCRIPTION OF BUSINESS

         Universal Seismic Associates, Inc. (hereinafter referred to together with its subsidiaries as "the Company") was incorporated in Delaware in July 1988. Prior to May 1994, the Company was exclusively a seismic data acquisition company providing services through its subsidiary, Universal Seismic Acquisition, Inc. ("Acquisition"). In May 1994, the Company acquired a data processing services company and renamed it Universal Seismic Technologies, Inc. ("UST"). In January 1996 the Company formed a new wholly owned subsidiary, UNEXCO, Inc. ("UNEXCO") to conduct oil and gas exploration and production activities.

         The Company is a provider of three-dimensional ("3-D") seismic acquisition and processing services to the energy industry in the United States ("U.S.") and also participates in carefully selected oil and gas projects through UNEXCO. Oil and gas companies utilize seismic data in determining suitable locations for drilling wells, in the development of oil and gas reserves and, increasingly, in reservoir management. The Company acquires, on a contract basis, seismic data for energy and energy service companies, which typically have exclusive ownership of the data. The Company also processes seismic data for both acquisition clients and energy customers that have acquired data from other sources.

         In September 1991, the Company obtained its first data acquisition system with 3-D capability. The system, an Input/Output, Inc. ("I/O") SYSTEM TWO ("SYSTEM TWO") employs a 24 bit analog-to-digital converter using advanced delta sigma technology. The Company presently has the equipment capability of operating up to five such I/O systems.

         The Company uses state-of-the-art seismic recording systems and experienced crews, both of which are necessary in order to provide 3-D seismic services to the oil and gas community. The Company has further enhanced its traditional acquisition business by offering 3-D processing and analysis along with global position system ("GPS") surveys. The Company began operating in swamp and shallow water environments in conjunction with the addition of its I/O SYSTEM TWO Remote Seismic Recorder crews in October 1995 and June 1996.

DATA ACQUISITION

         Seismic Crews. A seismic crew typically consists of a supervisor, crew chief, assistant crew chief, an observer who operates the seismograph and controls the recording of seismic data, and general laborers who place and move the geophones and related equipment. A seismic crew typically uses general laborers who are part of either (i) a drill crew that drills holes for explosives and shooters who detonate the explosives or (ii) a vibroseis crew that operates the vibroseis trucks. A fully staffed seismic crew typically consists of 35 to 55 people. The Company has the ability to staff its acquisition crews according to specific client requirements. The Company operated three crews during most of the quarter ended September 30, 1997, and if all of its equipment were placed in operation the Company would have to hire and train additional personnel. The market for experienced personnel is presently very tight.

         Contracts. The Company's Data Acquisition activities are conducted under contracts with customers who typically retain exclusive ownership of the acquired seismic data. Contracts, which are awarded on a competitive bid basis, are either "turnkey" contracts which provide for a fixed fee to be paid to the Company for each unit of data acquired or "term" contracts which provide for a fixed monthly fee and bonuses for production during the term of a project. Turnkey contracts generally can provide more profit potential for the Company, but involve more risk because of potential down time for weather and other types of delays.

DATA PROCESSING

         The Company's Data Processing center located in Houston, Texas is a high technology provider of seismic data processing and analysis. Data Processing combines raw data collected in the field and enhances it through various processes into a form ready for interpretation by customers in the oil and gas industry. The Company has added externally developed software and hardware operating on a Unix based platform to enhance its 3-D processing capabilities. The center utilizes its internally developed, PC-based, interactive workstations for smaller 3-D projects and two-dimensional ("2-D") processing.

         The Company also reprocesses older existing data using current techniques in order to enhance the usefulness of that data.

OIL AND GAS

         The Company participates in oil and gas exploration projects through its wholly owned subsidiary, UNEXCO. The Company earns or purchases carried and working interests in carefully selected 3-D seismic projects with the goal of creating substantial oil and gas reserves and a revenue stream from these interests.

          The Company typically earns a working interest in a prospect by acquiring the 3-D seismic data using its own acquisition and processing resources. Partners in the prospect typically contribute the oil and gas leases and/or options, geological and engineering expertise and operating capability. UNEXCO maintains a state-of-the-art interpretation workstation, and together with the Company's partners, jointly interprets the 3-D seismic data. After interpreting the 3-D data and integrating the geological and engineering data, the Company and its partners will decide whether to drill the prospect themselves or try to sell their interests for cash or a carried interest to oil and gas industry participants.

         As of September 30, 1997, the Company had participated in ten completed 3-D seismic programs (nine in fiscal year 1997) totaling approximately two hundred twenty square miles of 3-D program. The Company earned an interest in one additional project by reprocessing an existing 3-D data set and is currently permitting an additional program. For additional information on oil and gas activities, see "Oil and Gas" under Item 2.

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

CUSTOMERS

         The Company's Data Acquisition customers include major and independent oil and gas exploration companies and service companies. The following table sets forth the Company's Data Acquisition customers who accounted for 10% or more of the Company's revenues in either of the past two fiscal years:

                                              Year Ended June 30
                                           -------------------------
                                             1997            1996
                                           --------        ---------
         Customer A                          30%                 0
                  B                          13%                 0
                  C                          * %                11%

         -------
         *Less than 1%

         The Company's mix of customers changes yearly as contracts are awarded and completed. The Company is unable to anticipate whether significant portions of its future revenues may be attributable to a few customers, although it is likely the customer mix will change from year to year.

COMPETITION

         The acquisition and processing of seismic data for the oil and gas exploration industry is highly competitive. Although reliable comparative figures are not available, the Company believes, and it should be assumed, that some of its principal competitors have more extensive and diversified operations and some also have financial, operating and other resources substantially in excess of those available to the Company.

         The Company's competitors for seismic Data Acquisition and Data Processing contracts include Western Atlas, Veritas DGC, Inc., the GECO division of Schlumberger, Inc., Grant Geophysical, Boone Geophysical, Inc., Tidelands Geophysical Co., Inc. and several other companies. Competitive factors that affect the decision on who is awarded a 3-D Data Acquisition contract include past performance, dependability, reputation, price and availability of equipment. For Data Processing, industry reputation, turnaround time, and price are the critical factors in receiving a job.

         The Company operates in the highly competitive areas of oil and gas exploration, development and production. The Company's competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company.

BACKLOG

         On June 30, 1997, the Company had a backlog of Data Acquisition contracts of approximately $15.0 million. In most cases, the agreements may be terminated by the customer upon 30 days written notice without substantial penalty. For this and other reasons, the Company's backlog at any particular date may not be indicative of the Company's revenues or other operating results for any succeeding fiscal period. The Company can not, therefore, assure that the backlog will be realized as revenue. At June 30, 1997 the Company's Data Processing center had contracted backlog of approximately $182,000. These contracts are generally terminable by the customer at any time prior to the actual work being done and, therefore, may not be indicative of future revenues or operating results.

         On September 30, 1997, the Company had a Data Acquisition backlog of $4.8 million and a Data Processing Backlog of $116,000.

SUPPLIERS

         The Company's primary supplier of seismic data acquisition equipment is I/O. This equipment and related replacement parts are readily available from I/O and other industry suppliers and can be obtained under leasing or purchasing arrangements. Management believes that its relationship with I/O and other various equipment suppliers is satisfactory.

EMPLOYEES

         On June 30, 1997, the Company employed 244 people, all of whom are full time employees, and none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

SIGNIFICANT DEVELOPMENTS SINCE JUNE 30, 1996

         Business Expansion. In fiscal 1997 the Company continued the expansion of its operations. Data Acquisition activity increased due to a full year of operation from the two most recently added 3-D acquisition crews. The Company began operating in swamp and shallow water environments in conjunction with the addition of these crews in October 1995 and June 1996. This represented the Company's first significant Data Acquisition effort in these environments. The Company's data acquisition crews experienced reduced gross margins that when combined with indirect overhead, depreciation and interest expenses lead to fiscal 1997 operational losses. The reduced gross margins also resulted from less than full utilization of the Company's crews and operational difficulties incurred on several significant projects. The Company's oil and gas exploration and production operation recognized its first revenues in the current fiscal year and reported proved reserves with an SEC PV10 value of $8,002,300.

         Aborted Merger, Proxy Fight, and Shareholder Suit. During fiscal 1997 the Company was involved in an aborted merger that led to a proxy fight with a group of shareholders. This same group of shareholders filed a suit against the Company and its directors in United States District Court in Delaware. The proxy fight was resolved at the annual shareholders meeting held in February 1997 at which management's slate of directors was reelected and all proposals in opposition to management were defeated. The shareholder suit was settled and received final court approval on October 1, 1997. For additional information, see Item 3 "Legal Proceedings". The Company incurred significant costs related to the aborted merger, proxy fight and shareholder suit. These costs significantly impacted fiscal 1997 operating losses.

         The Company restated its financial statements for the three month periods ended September 30, 1996 and December 31, 1996. This action was taken as a result of an internal review by the Audit Committee of the Company's Board of Directors, which had been commenced in February 1997 in response to allegations made by a stockholder who pursued litigation against the Company. The review identified that certain seismic acquisition start-up costs had been deferred to be amortized over subsequent periods. Some companies within the seismic industry utilize an accounting policy which defers and amortizes such crew start-up costs. The Company, after consulting with its independent accountants, determined that the historical policy of expensing start-up costs should be utilized for accounting for such costs. Additionally, it was determined that the Company mistakenly recognized revenue related to a project involving UNEXCO, when such revenues should have offset capitalized costs. Accordingly, the previously reported financial results for the three month periods ended September 30, 1996 and December 31, 1996 were restated. Previously reported results of operations were overstated by $865,447 for the three months ended September 30, 1996 and understated by $162,537 for the three months ended December 31, 1996.

         Financing Activities and Debt Covenants. On December 20, 1996 the Company entered into a financing agreement with RIMCO Partners, L.P., RIMCO Partners II, L.P., RIMCO Partners III, L.P. and RIMCO Partners IV, L.P. (collectively, the "RIMCO Partnerships") to provide $4,000,000 (increased to $5,500,000 on March 27, 1997) under a revolving credit facility for the expansion of the Company's exploration and production activities. On March 27, 1997 the Company borrowed an additional $2,000,000 from the RIMCO Partnerships for general working capital purposes. In August 1997 the Company borrowed an additional $2,000,000 from the RIMCO Partnerships with proceeds being utilized to fund the shareholder litigation settlement and legal and accounting fees incurred as a result of such litigation. The liability for borrowing from the RIMCO Partnerships was $18,182,516 as of September 30, 1997.

         The RIMCO Partnerships have waived the covenants under the various financing agreements until July 1, 1998. They have also agreed to defer payments of interest and principal due after June 30, 1997 until December 1, 1997. Also, the Company is presently not in compliance with several covenants related to its revolving line of credit agreement on accounts receivable from another financial institution. The Company was unable to obtain a waiver, but still receives advances under the agreement.

         Unusual Charge. The Company leases a 720 channel OPSEIS 5586 telemetry acquisition system under an operating lease through March 2000. Due to the recording limitations of this system, the Company believes it has become non-competitive in the 3-D data acquisition market. The system has not operated since October 1996 and the Company recognized the remaining $929,121 lease payments in the fourth quarter of fiscal 1997.

         Additional Recent Developments. In August 1997 the Company's Board of Directors engaged Morgan Keegan & Company, Inc. ("Morgan Keegan") to assist in exploring, developing and recommending various strategic alternatives designed to enhance shareholder value. These alternatives may include the possible merger or business combination of the Company with another entity as well as capital raising or recapitalization or reorganization strategies.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases corporate office facilities in Houston, Texas, consisting of approximately 19,779 square feet, under a 120 month lease expiring on June 14, 2005, subject to the Company's option to cancel on, but not before or after, the 60th month, or the 84th month, with monthly rental of $18,011. The Company, from time to time, also leases temporary offices for its field crews, the terms of such leases being dependent on the size and term of the project. All real property leased by the Company is in good condition.

DATA ACQUISITION

         The Company has the equipment capability of operating up to five 3-D Data Acquisition crews utilizing I/O SYSTEM TWO equipment. The Company's approximately 8,100 channels of I/O data recording equipment are interchangeable among its crews, allowing for the combination of crews when necessary. This provides the Company with flexibility in designing recording programs to meet the specific requirements of each project. Up to three I/O Systems can be operated using cable technology to link remote signal conditioners to the central electronics unit or control center. Up to two I/O RSR crews can be operated using radio telemetry technology to link the system. This telemetry technology allows the Company to operate in environmentally sensitive areas such as swamp/marsh areas along the Gulf Coast and in other challenging geographic areas. The crews typically operate along the Gulf Coast, from Texas to Florida, and have the ability to use dynamite, airgun and vibroseis energy sources.

         In addition, the Company has a 720 channel OPSEIS 5586 telemetry acquisition system under an operating lease. This system was in operation for approximately four months during the fiscal year ended June 30, 1997. Due to the recording limitations of this system, the Company believes it has become non-competitive in the 3-D data acquisition market. The Company, therefore, expensed the remaining portion of the related operating lease in fiscal 1997 and does not anticipate significant operation of this system in the future.

DATA PROCESSING

         The Company operates a Silicon Graphics Power Challenge system as its primary hardware source. This system delivers up to 5.4 gygaflops (transfer rate of one million floating point numbers per second) of maximum performance and has a 64-bit architecture which enables its servers to support the large memory and file size requirements of supercomputing environments. The Company primarily utilizes Seis Up software under a license with Geocenter, Inc. Seis Up is a fully interactive, standards compliant, seismic processing system designed specifically for processing large volume land and marine 2-D and 3-D seismic surveys. Seis Up also offers optimized 3-D parallel processing on networks or clusters of segregated workstations.

OIL AND GAS

         The following terms have the meaning indicated when used in this report.

         Bbl.      -      a standard barrel of 42 U.S. gallons
         Gross     -      acre or well in which a working interest is owned
         Mbbl      -      one thousand barrels
         Mcf       -      thousand cubic feet of gas
         MMbtu     -      one million british thermal units
         MMcf      -      one million cubic feet of gas
         MMcfe     -      one million cubic feet equivalent with one barrel of
                          oil or condensate converted to six thousand cubic
                          feet of gas based on the estimated relative energy
                          content
         Net       -      acres or wells obtained by multiplying the gross
                          acres or wells by the Company's working interest
         Proved
         Reserves  -      those estimated quantities of crude oil, condensate
                          and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions

PROVED RESERVES

         The Company holds interests in oil and gas properties, all of which are located in Texas and Louisiana.

         The following table summarizes the Company's proved reserves as of July 1, 1997, as reflected by the report of the independent oil and gas engineering firm of Netherland, Sewell & Associates, Inc. The present value of the estimated future cash flows are before income tax, with constant prices and costs and discounted at 10 percent (SEC PV10 Value). The Company did not have any proved reserves prior to this year.

                                    Oil and        Natural          Natural Gas
                                  Condensate          Gas           Equivalents       SEC PV10
                                    (Mbbl)          (MMcf)            (MMcfe)           Value
                                  ----------       -------          -----------      -----------
         Developed                     15             797                  887        $1,267,000
         Undeveloped                  169           8,761                9,775         6,735,300
                                      ---           -----               ------       -----------

                                      184           9,558               10,662        $8,002,300
                                      ===           =====               ======        ==========


         In general, estimates of economically recoverable oil and natural gas reserves or the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, assumptions concerning future oil and natural gas prices and future operating costs and the assumed effects of regulation by governmental agencies, all of which may vary considerably from actual results. Estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties based on risk of recovery and estimates of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times, may vary substantially. The Company's actual production, revenues, severance and excise taxes and development and operating expenditures with respect to its reserves will vary from such estimates, and such variances could be material.

         Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

         In accordance with applicable requirements of the Securities and Exchange Commission ("SEC"), the estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. The Company used $17.75 per Bbl of oil and condensate and $2.25 per MMbtu for natural gas, representing the posted price for West Texas Intermediate at June 30, 1997, and the average Vinton spot price for June, respectively. Actual future prices and costs may be materially higher or lower. The June 1997 prices realized averaged $17.48 per Bbl for oil and condensate and $2.15 per Mcf for gas. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact or inflation on costs.

         Since July 1, 1997, no oil or gas reserve information has been filed with, or included in any report to, any U.S. authority or agency other than the SEC and the Energy Information Administration ("EIA"). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

PRODUCTION AND PRICING

         The Company recognized its first revenues from its oil and gas operations in fiscal 1997. Since this was the first production it may not be indicative of future costs or prices. Production, average sales prices and production costs for fiscal 1997 are as follows:

                 Production
                     Oil and condensate (Bbls)                         418
                      Natural gas (Mcf)                             48,331
                      Natural gas equivalents (Mcfe)                50,839

                 Average sales price
                      Oil and condensate, per Bbl                   $20.38
                      Natural gas, per Mcf                          $ 2.17

                 Production costs, including production tax,
                       per Mcfe                                     $ 0.47

PRODUCTIVE WELLS

         The number of productive wells in which the Company had an interest at June 30, 1997 is set forth below. All of the wells are operated by others.

                                                            Gross            Net
                                                            -----            ---

                          Oil                                 1               .1
                          Gas                                10              2.9
                                                                             ---

                                                             11              3.0
                                                             ==              ===

ACREAGE

         The table below sets forth the acreage in which the Company had an interest at June 30, 1997. As of June 30, 1996 the Company held 2,480 gross undeveloped acres and 289 net undeveloped acres. Developed acreage includes that assigned to the existing productive wells reflected above. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas regardless of whether or not such acreage contains proved reserves. The Company's acreage is entirely in Texas and Louisiana.

                                                                     Acreage
                                                            ------------------------
                                                             Gross             Net
                                                            -------          -------

                          Developed                          6,305             2,352
                          Undeveloped                       24,471             8,085
                                                            ------            ------
                                                            30,776            10,437
                                                            ======            ======

DRILLING ACTIVITY

         A summary of the wells in which the Company participated that were completed in fiscal 1997 is set forth below. A productive well is a well which was producing or which was capable of commercial production at June 30, 1997.

                                                             Gross               Net
                                                            -------             -----
                          Exploratory
                            Productive                          9                 2.1
                            Dry                                 3                 1.0
                            Under evaluation                    2                  .6
                                                              ---                ----
                                                               14                 3.7
                                                              ===                ====


                          Development
                            Productive                          2                  .9
                            Under evaluation                    1                  .1
                                                              ---                ----
                                                                3                 1.0
                                                              ---                ----

                                                               17                 4.7
                                                              ===                ====

CAPITAL REQUIREMENTS

         The Company will require substantial capital expenditures for the exploration, exploitation and development of its existing properties and any new ones the Company acquires. The Company's current level of indebtedness limits its ability to fully recognize the potential of its existing properties and to expand its oil and gas operations. While oil and gas reserves are expected to increase in fiscal 1998, cash flow from operations will not be sufficient to fund required capital expenditures. There can be no assurance that additional debt or equity financing will be available.

SHORTAGES OF RIGS, EQUIPMENT, SUPPLIES AND PERSONNEL

         There is a general shortage of drilling rigs, equipment and supplies which the Company believes may intensify. The costs and delivery times of rigs, equipment and supplies are substantially greater than in prior periods and are currently escalating. Shortages of drilling rigs, equipment or supplies could delay and adversely affect the Company's exploration and development operations.

         The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry in response to the increasing number of active rigs in service. Such shortages have in the past occurred in the industry in times of increasing demand for drilling services. If the number of active rigs continues to increase, the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs, which could delay the Company's planned drilling operations.

REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

         Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, some state laws establish maximum rates of production and some prorate production to market demand.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulation governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution
resulting from the Company's operations.   In addition, these laws, rules and
regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist.

RECENT ACTIVITIES

         In the three months ended September 30, 1997 the Company participated in the drilling of 7 (3.3 net) wells of which 3 (1.3 net) were productive, 3 (1.0 net) were dry and 1 (.1 net) was still being drilled.

         In August 1997 the Company sold 45% of its interest in the Lake Boeuf prospect for $1,012,500 and a carried interest to casing point in the first 3 wells in that prospect. This sale reduced the Company's proved undeveloped reserves by approximately 2,981 MMcfe and the SEC PV10 value by approximately $1,981,000.

         Substantially all of the Company's assets, including all its oil and gas properties, are pledged under terms of various financing arrangements. See
Note 4 to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company and its subsidiaries are defendants or parties in lawsuits or other proceedings arising in the ordinary course of the Company's business. Such lawsuits typically relate to claims arising from the Company's seismic activities. The Company is not aware of any such proceedings which it deems to be potentially material.

         The Company was involved in an aborted merger earlier in fiscal 1997 that led to a proxy fight with a group of shareholders that styled themselves "The Universal Seismic Stockholders' Protective Committee" (the "Stockholders' Committee"). The proxy fight was resolved at the reconvened Annual Meeting of Shareholders on February 11, 1997, at which management's slate of directors was reelected and all of the Stockholders' Committee's proposals were defeated.

         Thereafter, Michael T. Kanarellis, one of the members of the Stockholders' Committee, submitted letters to various members of the Audit Committee of the Company, alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 were false and materially misstated" and alleging certain specific terms of misstatement. The group also filed a suit against the Company and its directors styled The Universal Seismic Associates, Inc., Stockholders' Protective Committee, Michael T. Kanarellis, and Robert J. Kecseg v. Michael J. Pawelek, Ronald L. England, Calvin G. Cobb, Gary Milavec, Steven Oakes, Rick Trapp, Rimco Associates, L.P. and Resource Investors Management Company, L.P. v. Universal Seismic Associates, Inc., in the United States District Court of Delaware.

         All parties entered into a stipulation of Settlement which was tendered to the Court on August 7, 1997, whereby the RIMCO Partnerships and their general partner, Resource Investors Management Company Limited Partnership and its general partner RIMCO Associates, Inc.(all collectively "RIMCO") agreed to purchase all of the shares of the Company Common Stock owned by the Stockholders' Committee for an aggregate purchase price of $650,000, or $3.17 per share. Also in connection with the settlement, RIMCO entered into a $2 million loan agreement with the Company, with the proceeds being used to fund the immediate costs of settlement and to pay other expenses associated with the lawsuit. The settlement was approved by the Court on October 1, 1997, at which time the Court entered judgment dismissing all claims with prejudice. The Company believes that it will recover a substantial portion of its costs and expenses associated with the settlement of the lawsuit from its directors' and officers' liability insurance carrier.

         See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the effects of this lawsuit on the Company in the last fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                  P A R T  II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION FOR COMMON STOCK

         The Company's common stock trades on the NASDAQ National Market System under the symbol "USAC". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock on the NASDAQ National Market System during the periods indicated:

                                                              YEAR ENDED JUNE 30,
                                  --------------------------------------------------------------------
                                            1997                                         1996
                                  --------------------------                   -----------------------
                                     HIGH           LOW                         HIGH           LOW
                                     ----           ---                         ----           ---

  First Quarter                      $8  7/8        $5  1/4                      $5            $2  7/8
  Second Quarter                      8  3/8         2  3/4                       3  13/16      2  1/8
  Third Quarter                       5  7/16        2  1/2                       4   9/16      2  3/4
  Fourth Quarter                      4  3/16        1  9/16                      5    7/8      3  7/8


HOLDERS

         On October 10, 1997, the last reported sales price of a share of the Company's common stock on the NASDAQ National Market System was $2.875. On October 10, 1997 there were approximately 48 shareholders of record of the Company's common stock.

DIVIDENDS

         The Company has never declared any dividends on its common stock and
does not anticipate paying dividends for the foreseeable future.   The
provisions of certain of its financing agreements would prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 14, 1996, the Company exercised its right to convert $500,000 in 5% Convertible Notes due February 1, 1998 and issued to the RIMCO Partnerships on January 19, 1996, into 145,208 shares of Common Stock at a conversion price of $3.45 per share. On September 30, 1996, the Company exercised its right to convert $3,000,000 in 10% Senior Secured Exchangeable General Obligation Notes and issued to the RIMCO Partnerships on January 19, 1996, into 795,754 shares of Common Stock at a conversion price of $3.77 per share. On March 17, 1997, the Company issued 5,000 shares to Calvin G. Cobb, a director of the Company, pursuant to the exercise of a stock option issued under the Company's Stock Incentive Plan. All of these shares of Common Stock were issued in transactions exempt from registration under Section 3(a)(9) or
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATING REVENUE AND COSTS

         The fiscal 1997 revenues of $31,287,329 represent an increase of approximately 22% over fiscal 1996 revenues of $25,599,121. The increased revenues reflect gains in Data Acquisition activities. Data Acquisition revenues increased by approximately 23% to $30,015,185 in 1997 due primarily to a full year of operation of the Company's two most recently added 3-D acquisition crews. These crews were placed in service in October 1995 and June 1996, respectively. Data processing revenues remained relatively constant at $1,166,100 in fiscal 1996 as compared to $1,158,830 in fiscal 1997. Oil and gas revenues for fiscal 1997 were $113,314, which was the first year that the Company had oil and gas revenues. The Company does expect oil and gas revenues to increase in fiscal 1998, although such increase is likely to be limited because the Company currently lacks sufficient cash to conduct its drilling activities.

         Operating expenses increased from $25,302,906 to $36,661,381, or approximately 45%, in fiscal 1997. Direct costs of Data Acquisition increased by approximately 36%, from $19,921,200 in 1996 to $27,034,915 in 1997, due to the Company's expanded crew operations. Direct costs of Data Processing increased slightly from $893,715 in 1996 to $905,992 in 1997 as no significant changes in Data Processing operations took place. Gross margins before depreciation for Data Acquisition operations declined to approximately 10% in fiscal 1997 from approximately 18% in fiscal 1996, due primarily to operational difficulties with certain seismic crews, increased provision for doubtful accounts and continued competitive pressure on seismic data acquisition pricing. Selling, general and administrative expenses increased approximately 11% from $2,247,845 in 1996 to $2,488,787 in 1997 due primarily to increased costs of insurance and corporate office operating expenses associated with the Company's expanded operations. In 1997 the Company incurred $2,146,313 in non-recurring expenses related to the aborted Suelopetrol merger and related proxy contest and shareholder litigation. The expenses incurred were as follows: (i) $301,230 relating to the aborted Suelopetrol merger and (ii) $1,845,083 of legal, accounting and other costs related to the proxy contest and subsequent litigation initiated by a shareholder, including uninsured settlement costs. Also, in 1997 the Company decided to expense the remaining portion of the operating lease for its obsolete Opseis 5586 data acquisition system totaling $929,191. Depreciation and amortization increased by approximately 40% from $2,240,146 in 1996 to $3,132,242 due primarily to equipment additions related to the Company's crew expansion made during fiscal year 1996.

         Interest expense increased by approximately 24%, from $1,121,969 in 1996 to $1,389,961 in 1997. The increased interest resulted primarily from equipment financing for the Company's Data Acquisition expansion and borrowings for working capital for the expanded operations.

         The Company reported a net loss of $6,171,539, or $(1.23) per share, for fiscal 1997 as compared to a net loss of $808,857, or $(0.19) per share in fiscal 1996. The net loss for fiscal 1997 is after a $559,461 gain on a sale of leasehold interests by UNEXCO. The current period net loss was primarily the result of (i) lower gross margins from Data Acquisition activities that resulted from less than full utilization of the Company's crews and operational difficulties on several significant projects, that combined with indirect overhead, depreciation and interest expenses lead to operating losses, (ii) the extraordinary expenses associated with the aborted merger and related proxy fight and shareholder litigation, (iii) the provision for doubtful accounts and
(iv) the obsolescence of the Opseis system. The proxy fight and shareholder litigation put additional downward pressure on profits as substantial management resources were diverted to manage the proxy fight and litigation. Management also believes that, in some instances, the proxy fight and shareholder litigation may have resulted in damage to customer and other relationships which may have resulted in lost business or required the Company to bid seismic projects more aggressively than in the past to obtain a project. The proxy fight and litigation also increased the difficulty of hiring crew personnel which also put additional pressure on operational efficiency. Although the Company is attempting to reduce its operating losses by increasing Data Acquisition marketing efforts, improving Company and crew management and staffing and otherwise attempting to increase the efficiency of its seismic crews, it is anticipated that operations will continue to be conducted at a loss in the near term.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997 the Company's cash and cash equivalents increased by $877,246. This increase resulted from cash provided by operations of $1,740,163, proceeds from the sale of assets of $1,494,457 and the proceeds from a working capital loan totaling $2,000,000. Capital expenditures of $7,022,835 during fiscal 1997 include $6,157,051 invested in oil and gas properties, $606,389 for miscellaneous Data Acquisition equipment and $259,395 for Data Processing equipment. The Company increased long term debt obligations by $5,381,685 during 1997. The Company incurred expenses relating to the aborted merger, proxy contest and shareholder litigation of $2,146,313 in 1997 of which approximately $602,000 was paid in fiscal 1997 and the remainder of which will be paid in fiscal 1998.

         In December 1996 UNEXCO entered into a $4,000,000 revolving line of credit facility with RIMCO. In March 1997 the agreement was amended increasing the revolving line to $5,500,000. Borrowings under the credit facility bear interest at 12% per year and mature on December 1, 1999. On September 30, 1997 the outstanding balance under this facility was $5,350,000.

         In March 1997 the Company borrowed an additional $2,000,000 from RIMCO for general working capital purposes. The facility bears interest at 12% per year and matures on December 1, 1999.

         In August 1997 the Company borrowed an additional $2,000,000 from RIMCO. The proceeds were utilized to fund the shareholder litigation settlement and legal and accounting fees incurred as of a result of such litigation. The Company expects to recover a substantial portion of its costs of the settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier. Any and all proceeds from insurance reimbursements related to the litigation are required to be applied to amounts outstanding from the borrowing. The facility bears interest at 12% per year and matures on December 1, 1999.

         Also, in August 1997, UNEXCO received $1,012,500 in exchange for the reduction of its working interest in its Lake Boeuf Prospect from 37.5% to 20.625%.

         The Company's other current liabilities balance increased by $1,660,388 in the fiscal 1997. The increase is primarily attributed to a provision for the shareholder litigation settlement and related expenses in the amount of $1,205,000 net of the expected recovery from the Company's directors' and officers' liability insurance carrier and provision for other unresolved disputes and various other pending litigation. At June 30, 1997 the Company had approximately $1,559,000 in trade accounts receivable over 90 days past due, which as of September 30, 1997 had been reduced to $1,540,000. The Company increased its allowance for doubtful accounts receivable to $721,697 in fiscal year ended June 1997 as compared to $55,000 in fiscal year 1996, primarily because of unresolved billings with two customers.

         At June 30, 1997 the Company had cash balances of $1,859,677. As of September 30, 1997, such cash balances were $698,807. If losses from operations continue (as is anticipated), the Company does not believe this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will be adequate for its overall working capital requirements. The Company was in default under certain provisions of its financing agreement for its trade receivables and has been unsuccessful in obtaining a waiver but is still receiving advances under the agreement. The loss of this financing would further aggravate the working capital situation. The Company was also in default under covenants in its RIMCO financing agreements, and RIMCO has waived such defaults until July 1, 1998 and has deferred payments of interest and principal due after June 30, 1997 until December 1, 1997. The Company also believes that it could generate substantial cash flow from its oil and gas properties if it had sufficient funding of its drilling program. As a result, the Company has engaged Morgan Keegan to assist it in exploring, developing and recommending various strategic alternatives to meet its working capital requirements and maximize shareholder value. The alternatives may include the possible merger or business combination of the Company with another entity as well as capital raising or recapitalization or reorganization strategies. The Company and Morgan Keegan are in the process of soliciting and evaluating proposals for such strategic alternatives.

ITEM 7.  FINANCIAL STATEMENTS


                       UNIVERSAL SEISMIC ASSOCIATES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheet as of June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Statement of Operations for the years ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . F-3
Consolidated Statement of Stockholders' Equity for the years ended June 30, 1997 and 1996 . . . . . . . . . . . . . . F-4
Consolidated Statement of Cash Flows for the years ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . F-5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the current members of the Board of Directors and executive officers of the Company as of October 10, 1997. Each of the directors is elected to serve until the next annual meeting of stockholders or until his successor has been elected or qualified. The executive officers have been elected to serve until his or her successor is elected and qualified.

                                                                                               DIRECTOR
NAME                      AGE      POSITION WITH COMPANY                                         SINCE
----                      ---      ---------------------                                       --------

Michael J. Pawelek        39        President, Chief Executive Officer and Director             1992
Ronald L. England         39        Chief Financial Officer, Treasurer and Director             1994
Calvin G. Cobb            40        Director*                                                   1993
Stephen F. Oakes          48        Director*                                                   1996
Gary J. Milavec           35        Director*                                                   1996
Peter B. Spooner          48        Senior Vice President
Patrick A. Donais         40        Vice President
Joe T. Rye                59        Chief Accounting Officer

----------------------
*Members of the Audit Committee


         MICHAEL J. PAWELEK has served as President and a director of the Company since January 1992 and was named Chief Executive Officer in December 1994. Mr. Pawelek is a director, President and CEO of Kentex Holdings, Inc. ("Kentex"), whose principal asset consists of all of the outstanding capital stock of Sierra Management, Inc. ("Sierra"), of which he is also a director, President and CEO. Sierra's principal asset is 1,170,000 shares of the Company.

         RONALD L. ENGLAND has served as Chief Financial Officer and Treasurer of the Company since January 1994 and has served as a director of the Company since November 1994. Mr. England joined the Company in December 1992 and served as Controller until January 1994. Between 1984 and 1992, Mr. England held financial management positions with various seismic companies, including Fairfield Industries, Inc. and PGI/Seis Pros. Mr. England is also a director and Vice President and Secretary of Kentex and Sierra.

         CALVIN G. COBB has served as a director of the Company since March 1993. Mr. Cobb also served as Chief Financial Officer and Treasurer of the Company, on a temporary basis, from March through December 1993. Mr. Cobb is a Managing Director of Corstone Corporation, a private merchant banking firm, with whom he has been employed since August 1996. From September 1991 until July 1996, Mr. Cobb was a Senior Managing Director of The London Manhattan Company, an investment banking firm.

         STEPHEN F. OAKES has been a director of the Company since May 1996. From 1989 to 1992, he served as managing director of Robert Fleming, Inc., an investment banking company. He has been associated with Resource Investors Management Company Limited Partnership, a full service investment management company specializing in the energy industry and the general partner of each of the RIMCO Partnerships, since 1992. Mr. Oakes also serves as a director of Dawson Production Services, Inc.

         GARY J. MILAVEC has served as a director of the Company since February 1996. Since 1990, he has been associated with RIMCO, first as a Vice President and presently as Managing Director. Mr. Milavec also serves as a director of Texoil, Inc. and Brigham Exploration Company, both of which are in the oil and gas exploration and production business similar to that of the Company.

         PETER B. SPOONER has served as Senior Vice President, in charge of the Company's seismic operations since May 1996. From December 1994 through April 1996, Mr. Spooner was Managing Director of Ozbo Exploration Services Pty. Ltd., during which time work was done for the Company on a project in Northwestern Australia. From March 1986 until November 1994, Mr. Spooner was Director and Joint General Manager of Digital Exploration Limited in Australia.

         PATRICK A. DONAIS has served as Vice President - Geophysics of the Company since July 1995. In January 1996 he also assumed the title of Vice President - Exploration and Production of UNEXCO. Prior to joining the Company, Mr. Donais was a staff geophysicist with Energy Development Corporation from May 1985 until April 1995. From April 1995 until July 1995 he was a consulting geophysicist with the KelJor Group.

         JOE T. RYE has served as Chief Accounting Officer of the Company since August 1997. Prior to joining the Company, Mr. Rye served as a director and Chief Financial Officer of Seagull Energy Corporation from June 1982 through February 1992. From 1992 until joining the Company, Mr. Rye was a consultant to energy and petrochemical companies and operated family businesses. Mr. Rye also serves as a director of Penn Virginia Corporation, a company engaged in oil and gas and coal leasing activities in Appalachia.

SECTION 16 (a) COMPLIANCE

         Under Section 16 (a) of the Securities Exchange Act of 1934, directors, certain officers and beneficial owners of 10% or more of the Company's Common Stock are required from time to time to file with the SEC reports on Form 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during its fiscal year 1996 and thereafter, Forms 5 and amendments thereto furnished to the Company with respect to its fiscal year 1996, and any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Common Stock by the Company ("reporting persons") that no Form 5 is required, the Company believes that the following reporting persons failed to file on a timely basis the following reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the Company's fiscal 1997 or prior years. Mr. Oakes was elected a director in May 1996, and Mr. Spooner was elected an executive officer in May 1996, and neither filed the Form 3 reporting such event within ten days after his election. Mr. Cobb received a warrant to purchase 15,000 shares on January 16, 1996, which was not reported on a Form 4 due February 10, 1996. In addition, Mr. Donais received options to purchase 25,000 shares on February 19, 1996 and sold 1,500 shares of stock on October 10, 1996, neither of which was reported on a Form 4 due March 10, 1996 and November 10, 1996, respectively. Mr. England assigned warrants to purchase 105,000 shares of Company stock to Kentex on January 16, 1996, and neither party filed Form 4 for this change in beneficial ownership.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table reflects the aggregate compensation paid to the Chief Executive Officer of the Company and to each of the Company's current executive officers whose compensation exceeded $100,000 for services rendered during any of the three fiscal years ended June 30, 1997.

                                                                             ANNUAL COMPENSATION
                                                             ---------------------------------------------------
                                                                                                      OTHER
                                                                                                      ANNUAL
NAME AND PRINCIPAL POSITION                        YEAR             SALARY           BONUS        COMPENSATION
----------------------------------------------------------------------------------------------------------------
Michael J. Pawelek                                 1997             $156,174        $ -0-             $8,250
  President and Chief Executive
  Officer                                          1996             $144,375        $20,681           $8,250

                                                   1995             $120,000        $ -0-             $8,250

Ronald L. England                                  1997             $ 93,704        $ -0-             $7,750
  Chief Financial Officer and
  Treasurer                                        1996             $ 89,625        $12,948           $7,750

                                                   1995             $ 67,750        $ -0-             $7,750


EMPLOYMENT AGREEMENTS

         The Company has entered into written employment contracts with Michael
J. Pawelek and Ronald L. England for a term of two years beginning March 1, 1995, with automatic renewals for additional terms of two years unless Mr. Pawelek or Mr. England or the Company give notice at least 60 days prior to the expiration of the initial term or any renewal term. These contracts, which were automatically renewed in accordance with their respective aforedescribed terms provide for minimum annual salaries of $120,000 for Mr. Pawelek and $72,000 for Mr. England and annual discretionary incentive bonuses to be determined by the Board of Directors. Salaries may be increased, but not decreased during the term of the contract. If either is terminated for any reason other than "For Cause," as defined, or either individual terminates his employment for "Good Reason," as defined, the Company will (i) continue to pay his then current salary and annual bonus until the next succeeding December 31 on which the Company could have terminated the term of the contract and (ii) pay immediately a lump sum equal to the individual's then current annual salary and the amount of incentive bonus paid or payable for the immediately preceding year. Each of the individuals is also provided an automobile under the terms of their contract.

DIRECTORS' COMPENSATION

         The Company pays each director who is not an officer or employee of the Company a $5,000 annual fee and an attendance fee of $500 for each meeting of the Board of Directors or any committee thereof that such director actually attends. In addition, the Company reimburses directors for their reasonable expenses incurred in attending meetings of the Board of Directors and its committees. Messrs. Oakes and Milavec have waived director fees through June 30, 1997. Directors' compensation may be changed at any time by the Board of Directors.

         Directors are eligible for the grant of options to purchase shares of common stock of the Company under the 1995 Non-Employee Directors' Stock Option Plan. As of October 10, 1997 options to purchase 10,000 shares at $4.06 per share issued to Calvin G. Cobb were the only options outstanding.

         The Company maintains directors' and officers' liability insurance, and its Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table reflects the beneficial ownership of the Company Common Stock as of October 10, 1997 with respect to (i) all persons known by the Company to be the beneficial owner of more than five percent of the Company Common Stock, (ii) directors and nominees for director of the Company and (iii) directors and officers of the Company as a group:


                                                       Beneficial Ownership (1)
                                                        As of  October 10, 1997
                                                   ---------------------------------
Name and Address of Beneficial                     Number                   Percent
Owner, Identity of Group                           of Shares                of Class
--------------------------                         ---------                --------
RIMCO Associates, Inc.                             1,384,612 (2)            24.39%
  600 Travis Street, Suite 6875
  Houston, Texas 77002

Kentex Holdings, Inc.                              1,170,000 (3)            21.91%
  16420 Park Ten Place
  Suite 300
  Houston, Texas 77084-5051

Rick E. Trapp                                      1,190,700 (4)             22.30%
  P.O. Box 3715
  Egg Harbor City, New Jersey  08215

Directors
  Michael J. Pawelek                               1,172,000 (5)             21.95%
  Calvin G. Cobb                                      35,000 (6)             *
  Ronald L. England                                1,172,000 (7)             21.95%
  Stephen F. Oakes                                 1,384,612 (8)             24.39%
  Gary J. Milavec                                          0 (9)             -

Directors and Executive Officers
     as a group (8 persons)                        2,773,612                 46.32% (10)

----------------------------------
*  Indicates less than one percent.



1) Unless otherwise noted each shareholder has sole voting and dispositive power with respect to the shares of Common Stock.

2) Includes (i) 50,823 shares held of record, and 233,300 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P., (ii) 488,488 shares held of record, and 89,516 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. II, (iii) 61,510 shares held of record, and 6,600 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. III, and (iv) 340,141 shares held of record, and 114,234 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. IV. RIMCO Associates, Inc. is the sole general partner of Resource Investors Management Company Limited Partnership, which is the sole general partner of each of the RIMCO Partnerships, and may therefore be deemed to beneficially own all of the Company's common stock owned by the

         RIMCO Partnerships. After the transfer of the 205,300 shares of the Company Common Stock pursuant to the settlement dated August 7, 1997 and described in Item 3. "Legal Proceedings", RIMCO Associates, Inc. will have beneficial ownership of 1,589,912 shares, or 28%, of the Company's outstanding Common Stock. The transfer of those shares is subject to certain conditions.

3) Includes 1,065,000 shares owned beneficially and of record by Sierra, wholly owned by Kentex, and 105,000 shares purchasable within sixty days pursuant to warrants immediately exercisable, 100,000 of which are exercisable at a price of $3.75 per share and 5,000 of which are at a price of $2.50 per share.

4) Includes 20,700 shares owned beneficially and of record by Mr. Trapp and 1,170,000 shares owned beneficially by Kentex. Mr. Trapp owns 40% of Kentex's outstanding voting securities and is a director and officer of Kentex, and may, therefore, be deemed to beneficially own all of the Common Stock owned by Kentex.

5) Includes 2,000 shares owned beneficially and of record by Mr. Pawelek and 1,170,000 shares owned beneficially by Kentex. Mr. Pawelek owns 40% of Kentex's outstanding voting securities and is a director and officer of Kentex and may, therefore, be deemed to beneficially own all of the Company's common stock owned by Kentex.

6) Includes 5,000 shares owned beneficially and of record by Mr. Cobb and 5,000 shares purchasable within sixty days under options granted to employees pursuant to the 1992 Stock Incentive Plan, 10,000 shares purchasable within sixty days under options granted to directors pursuant to the 1995 Non-Employee Directors' Stock Option Plan and 15,000 shares purchasable within sixty days under a warrant.

7) Includes 2,000 shares owned beneficially and of record by Mr. England and 1,170,000 shares owned beneficially by Kentex. Mr. England owns 20% of Kentex's outstanding voting securities and is a director and officer of Kentex and may, therefore, be deemed to beneficially own all of the Company's common stock owned by Kentex.

8) Includes 1,384,612 shares beneficially owned by RIMCO Associates, Inc. and the RIMCO Partnerships with respect to which Mr. Oakes shares voting rights.

9) Excludes 1,384,612 shares beneficially owned by RIMCO Associates, Inc. and the RIMCO Partnerships with respect to which Mr. Milavec has disclaimed beneficial ownership.

10) Includes 310,000 shares of Common Stock purchasable within 60 days under options and warrants granted to various directors and officers, 1,384,612 shares beneficially owned by RIMCO Associates, Inc. with respect to which Mr. Oakes shares voting rights (443,650 purchasable within 60 days pursuant to warrants immediately exercisable) and 1,170,000 shares owned beneficially by Kentex (105,000 purchasable within 60 days pursuant to warrants immediately exercisable). Mr. Pawelek and Mr. England collectively own 60% of the outstanding voting securities of Kentex and are each executive officers and directors of Kentex and may, therefore, be deemed to beneficially own all of the Company's common stock owned by Kentex. After the transfer of the 205,300 shares of the Company Common Stock pursuant to the settlement dated August 7, 1997 and described in Item 3. "Legal Proceedings", Directors and Officers as a group will have beneficial ownership of 2,978,912 shares, or 49.75%, of the Company's outstanding Common Stock. The transfer of those shares is subject to certain conditions. The address for each of the officers and directors of the Company is 16420 Park Ten Place, Suite 300, Houston, Texas 77084-5051.

CHANGE IN CONTROL

         A number of events have occurred in fiscal 1997 and thereafter which may effect or have effected a change in control of the Company. Because the Company has defaulted on substantially all of its credit facilities, incurred large operating losses from its data acquisition operation, lacks sufficient funding for its oil and gas and seismic operations, and has limitations on sources of additional capital, the Company has retained Morgan Keegan to assist it in determining its strategic alternatives and developing recommendations to attempt to maximize shareholder value. Those recommendations may include the merger or business combination of the Company with another entity, as well as capital raising, recapitalization or reorganization alternatives, any of which may result in a change in control of the Company.

         Since January 1996, RIMCO has been a principal shareholder and lender and has had two nominees serving on the Board of Directors of the Company. As a result of the agreed purchase by RIMCO of 205,300 shares of Common Stock in connection with the settlement of the shareholder litigation and the conversion by the Company of $3,500,000 in debt owed by the Company to RIMCO into an aggregate of 940,962 shares of Common Stock, RIMCO has or will have record ownership of 1,146,262 shares of Common Stock, or 22% of the issued and outstanding Common Stock of the Company on October 10, 1997. RIMCO also has the right to acquire at an aggregate price of $1,911,350 up to an additional 443,650 shares of Common Stock under currently exercisable warrants, which could increase RIMCO's holdings to 28% of the issued and outstanding Common
Stock of the Company.   In addition, since June 30, 1996 the Company has
entered into three new credit facilities with RIMCO for an aggregate of $9,500,000, which when combined with prior RIMCO loans aggregated $18,182,516 at September 30, 1997, or in excess of 90% of the Company's debt at such date. RIMCO's debt is secured by substantially all of the assets of the Company. The Company is in default on numerous material covenants in its credit facilities with RIMCO, including payment covenants. RIMCO has waived the Company's defaults under the covenants (other than payment covenants) until July 1, 1998. RIMCO has also deferred payments of interest and principal due after June 30, 1997 until December 1, 1997. RIMCO has waived or modified these covenants to give the Company additional time and flexibility to pursue the strategic alternatives described above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Company has performed seismic services for Energy Arrow, for which Matthew R. Bob, a former director of the Company, is President and an owner.
In fiscal 1996, the Company received approximately $1,683,000 for seismic services performed for Energy Arrow under various contracts.

         The Company had net unpaid advances of $76,440 due from Sierra Management, Inc., a company partially owned by Messrs. Pawelek and England, as of July 1, 1995. This amount was repaid by payments of $48,000 and $28,440 on September 30, 1995 and 1996, respectively. Payments were without interest.

         On February 1, 1996, the Company entered into a consulting agreement with Mr. Billy E. Trapp, the former President of the Company who retired from full time employment in March 1991 (the "Billy

Trapp Consulting Agreement"). Pursuant to the Billy Trapp Consulting Agreement, the Company pays Mr. Trapp $4,000 per month for his services as a consultant to the Company for a term of ten years, provided that the Company may terminate the agreement for good cause. In connection with the Billy Trapp Consulting Agreement, Mr. Trapp and his wife executed a release agreement whereby each jointly and severally released the Company, Sierra and their respective affiliates, officers, directors, employees and representatives from any liabilities or claims related to a certain letter agreement regarding advisory and consulting services dated February 14, 1992 between Mr. Trapp and the Company, a certain letter agreement for consulting services, stock assignment, termination of stock options and group life insurance coverages dated February 14, 1992 by Mr. Trapp, with a joinder by Mrs. Trapp, and any other agreements or relationships between Mr. Trapp and/or Mrs. Trapp and the Company and/or Sierra. In connection with amending the consulting agreement, the Company issued Mr. Trapp warrants to purchase 37,500 shares of common stock at $3.75 per share. Billy E. Trapp is the father of Rick E. Trapp, the Company's former Chief Executive Officer and Chairman of the Board.

         On December 15, 1994, the Company entered into a consulting agreement with Rick E. Trapp, the former Chief Executive Officer and Chairman of the Board of Directors, for a term of three years (the "Rick Trapp Consulting Agreement"). The Rick Trapp Consulting Agreement provided for (i) a monthly fee of $10,000 to be paid to Mr. Trapp, and (ii) a covenant not to engage in certain activities in competition with the Company for a period of six months following termination of the agreement. On September 22, 1996, Mr. Trapp and the Company agreed to terminate the Rick Trapp Consulting Agreement. In connection therewith (i) the Company agreed to pay to Mr. Trapp the sum of $40,000, payable in four equal monthly installments commencing on October 1, 1996, and (ii) Mr. Trapp executed a release and waiver agreement pursuant to which Mr. Trapp agreed to release the Company and its affiliates, officers, directors, employees and representatives from any and all liability and claims related to Mr. Trapp's employment with the Company, the termination of Mr. Trapp's employment, the Rick Trapp Consulting Agreement and any other agreements and relationships between the Company and Mr. Trapp. The Company has agreed to pay up to $40,000 for income tax planning related to Kentex and Sierra in connection with the termination of Mr. Trapp's consulting agreement. The release and waiver agreement further provided that Mr. Trapp not compete with the Company nor solicit any employee, agent or representative of the Company for a period of one year thereafter. The Company paid Mr. Trapp for four additional months as a result of work performed by him (a total of $110,000 in fiscal 1997).

         On January 19, 1996, the Company entered into a financing arrangement with RIMCO providing up to $7,000,000, of which $4,000,000 was immediately funded, to restructure existing debt. Messrs. Oakes and Milavec are employees of RIMCO. The debt restructure consisted of (i) $3,500,000 in 10% Senior Secured General Obligation Notes payable in 48 equal monthly installments of principal plus interest (payments due after June 30, 1997, extended to December 1, 1997), and (ii) $500,000 in 5% Convertible Notes maturing on February 1, 1998, with monthly payments of interest, convertible into common stock of the Company (the "Convertible Notes") at a conversion price of $3.45 per share, subject to adjustment. The remaining $3,000,000 was subsequently funded under 10% Senior Secured Exchangeable General Obligation Notes, which were exchangeable for common stock of the Company (the "Exchangeable Notes") at an exchange price of $3.77 per share, subject to adjustment. The proceeds were used to finance the Company's exploration and production activities. In connection with this financing arrangement, the Company issued to RIMCO warrants to purchase 165,000 shares of the Company's common stock at a purchase price of $3.14 per share, subject to adjustment. On August 14, 1996, the Company exercised its right to convert the Convertible Notes into 145,208 shares of the common stock of the Company. On September 30, 1996, the Company exercised its right to exchange the Exchangeable Notes for 795,754 shares of the Company's common stock.

         On May 28, 1996, the Company entered into an additional credit facility with RIMCO pursuant to which the Company issued 10% Senior Secured General Obligation Notes in the aggregate principal amount of $6,500,000. The proceeds were used to acquire new seismic equipment and retire some existing debt. The notes provide for monthly payments of interest only until December 1, 1996 (all payments after June 30, 1997 have been extended to December 1, 1997), then $138,106, including interest, with the balance due December 1, 1999, and are secured by the Company's seismic equipment. In connection with this credit facility, the Company issued to RIMCO warrants to purchase 278,650 shares of the Company's common stock at a purchase price of $5.00 per share, subject to adjustment.

         On December 20, 1996, the Company entered into another financing agreement with RIMCO to provide $4,000,000 (increased to $5,500,000 on March 27, 1997) under a revolving credit facility for the expansion of the Company's exploration and production activities ($5,350,000 outstanding at June 30, 1997). RIMCO has the right of approval on any property that funds are advanced toward. In connection with this revolving credit facility, the Company issued 12% Senior Secured General Obligation Notes with interest payable monthly (interest due after June 30, 1997 has been extended to December 1, 1997) and the principal due December 1, 1999. The notes are secured by the Company's oil and gas properties.

         On March 27, 1997 the Company borrowed an additional $2,000,000 from RIMCO under new 12% Senior Secured General Obligation Notes with interest payable monthly (interest due after June 30, 1997 has been deferred to December 1, 1997) and principal due December 1, 1999. The proceeds were used for working capital. The notes are secured by the Company's seismic equipment.

         On August 6, 1997 the Company borrowed an additional $2,000,000 from RIMCO under another 12% Senior Secured General Obligation Note, also secured by the Company's seismic equipment, with interest payable monthly (extended to December 1, 1997) and principal due December 1, 1999. The proceeds were used to fund the shareholder settlement described under "Legal Proceedings".

         Employees of RIMCO introduced the Company to the operator of the Lake Boeuf and East Holly Beach prospects, and on April 17, 1996, the Company entered into agreements to acquire an interest in both prospects. On May 14, 1996 the Company and RIMCO entered into an agreement for RIMCO to pay the Company for 25% of its costs incurred and to participate on the same basis as the Company as to 25% of the Company's then interest in the two prospects. In August the Company sold a portion of its remaining interest in the Lake Boeuf prospect to an unaffiliated party. The Company and affiliates of RIMCO also participate in the West Refugio prospect as non-operator, on similar terms.

         RIMCO has waived the Company's defaults under the covenants in its various financing agreements until July 1, 1998. It has also deferred payments of interest and principal due after June 30, 1997 until December 1, 1997. As of September 30, 1997 the Company was indebted to RIMCO under the various financing agreements for $18,182,516 principal and $501,830 accrued interest.

         The Company and Brigham Exploration Company both participate in the Southwest Danbury prospect. Mr. Milavec is a director of both companies.

         As of March 1, 1997 the Company entered into an agreement with Corstone Corporation ("Corstone"), a business in which Calvin G. Cobb is a managing director, to provide investor relations and corporate communication services. The term of the agreement is one year and provides for a monthly fee of $9,500.

         The shareholder litigation described in Item 3. "Legal Proceedings" involved claims against the individual directors, in addition to the Company itself, all of which were settled by the Company on behalf of itself and its directors. The Company paid approximately $1.85 million in legal, accounting and other costs to defend the lawsuit, a portion of which it believes may eventually be recovered from its directors' and officers' liability insurance carrier.

FORWARD-LOOKING STATEMENTS

         Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

         Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, projected quantities of future oil and gas production, costs and expenditures as well as projected demand for seismic acquisition and processing services and oil and gas, which will affect sales levels, prices and margins realized by the Company.

         These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

         Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to: the cost of finding and successfully developing oil and gas reserves, production levels of its seismic crews, the demand for the Company's 3-D seismic data acquisition and processing services, the price for which such reserves and services can be sold, the volatility of commodity prices for oil and gas, the inability to raise new capital through financings or sale of interests in its oil and gas properties, unanticipated geological problems, the occurrence of unusual weather or operating conditions including force majeure, the failure of equipment or processes to operate in accordance with specifications or expectations, delays in anticipated start-up dates, environmental risks affecting the drilling and producing of oil and gas wells, the timing of receipt of necessary governmental permits, labor relations and costs, accidents, changes in governmental regulation or enforcement practices, risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions, the experience and financial condition of joint venture partners and changes in financial market conditions. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

         While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in the Company's quarterly, annual and other reports filed with the Securities and Exchange Commission, the Company does not intend to publicly review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                 The right hand column reflects the filing in which the exhibits have heretofore been filed with the Securities and Exchange Commission. The left-hand column reflects the exhibit number in these filings except where noted in parenthesis by them. Exhibits so referenced are incorporated herein by reference.

        Exhibit
        Number                                                                                File No.
        ------                                                                                --------
         3.1              Restated Certificate of Incorporation of the Company                33-46235
         3.2              Amended and Restated Bylaws of the Company                          33-57994
         4.1              Form of Stock Certificate                                           33-46235
        10.2              Employment Agreement between the Company and Michael
                          J. Pawelek effective March 1, 1995                                  33-46235
        10.3              Form of Indemnification Agreement between the Company
                          and directors and certain officers                                  33-46235
        10.4              Stock Incentive Plan                                                33-46235
        10.5              1994 Employee Stock Option Plan (Ex. 4.2)                           33-79448
        10.6              1995 Non-Employee Directors' Stock Option Plan                      96-10KSB
       10.13              Office space lease between Park Ten No. 1, Ltd. and
                          Universal Seismic Associates, Inc.                                  96-10KSB
       10.14              Loan and Security Agreement between Fidelity Funding, Inc.
                          and the Company                                                     96-10KSB
       10.15              Note Purchase Agreement dated as of January 19, 1996 by
                          and between the Company, RIMCO Partners, L.P., RIMCO
                          Partners, L.P.II, RIMCO Partners, L.P.III and RIMCO Partners,
                          L.P.IV, ("RIMCO")(RIMCO #1)                                         96-10KSB
     10.15.1              First Amendment to RIMCO #1 Note Purchase Agreement
                          dated as of May 28, 1996 by and between the Company and
                          RIMCO                                                               96-10KSB/A
     10.15.2              Second Amendment to RIMCO #1 Note Purchase Agreement
                          dated as of August 13, 1996                                         *
     10.15.3              Third Amendment to RIMCO #1 Note Purchase Agreement                 12/31/96 -
                          dated as of December 20, 1996                                       10QSB
     10.15.4              Fourth Amendment to RIMCO #1 Note Purchase Agreement                03/31/97 -
                          dated as of March 27, 1997 (Ex.1.4)                                 10QSB
     10.15.5              Fifth Amendment to RIMCO #1 Note Purchase Agreement
                          dated as of August 6, 1997                                          *
       10.16              Note Purchase Agreement dated as of January 19, 1996 by and between UNEXCO and RIMCO Partners, L.P.II, RIMCO
                          Partners L.P.III. and RIMCO Partners, L.P.IV                        96-10KSB
     10.16.1              First Amendment to Note Purchase Agreement dated as of May
                          28, 1996 by and between UNEXCO and RIMCO Partners,
                          L.P. II, RIMCO Partners L.P.III, RIMCO Partners L.P.IV              96-10KSB/A
       10.17              Stock Ownership and Registration Rights Agreement by and
                          between the Company, UNEXCO and RIMCO                               96-10KSB

     Exhibit
     Number                                                                                   File No.
     ------                                                                                   --------

     10.17.1              First Amendment to Stock Ownership and Registration Rights
                          Agreement, dated as of May 28, 1996                                 96-10KSB/A
     10.18                Warrant Agreement dated January 19, 1996 by and between the
                          Company and RIMCO                                                   96-10KSB
     10.19                Guaranty and Exchange Agreement dated January 19, 1996 by
                          and between UNEXCO and RIMCO                                        96-10KSB/A
     10.19.1              First Amendment to Guaranty and Exchange Agreement dated
                          May 28, 1996 by and between UNEXCO and RIMCO                        96-10KSB
     10.20                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO partners, L.P. for the
                          purchase of 57,750 shares of the Company's Common Stock             96-10KSB
     10.21                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO Partners, L.P.II for the
                          purchase of 57,750 shares of the Company's Common Stock             96-10KSB
     10.22                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO Partners, L.P.III for the
                          purchase of 6,600 shares of the Company's Common Stock              96-10KSB
     10.23                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO Partners, L.P.IV for the
                          purchase of 42,900 shares of the Company's Common Stock             96-10KSB
     10.24                Note Purchase Agreement dated as of May 28, 1996 by and
                          between the Company and RIMCO (RIMCO #2)                            96-10KSB
     10.24.1              First Amendment to RIMCO #2 Note Purchase Agreement                 12/31/96 -
                          dated as of December 20, 1996                                       10QSB
     10.24.2              Second Amendment to RIMCO #2 Note Purchase Agreement                03/31/97 -
                          dated as of March 27, 1997 (Ex.1.5)                                 10QSB
     10.24.3              Third Amendment to RIMCO #2 Note Purchase Agreement
                          dated as of August 6, 1997                                          *
     10.25                Warrant Agreement dated May 28, 1996 by and between the
                          Company and RIMCO                                                   96-10KSB
     10.26                Common Stock Purchase Warrant executed May 28, 1996 by
                          the Company in favor of RIMCO Partners, L.P. for the
                          purchase of 175,550 shares of the Company's Common Stock            96-10KSB
     10.27                Common Stock Purchase Warrant executed May 28, 1996 by
                          the Company in favor of RIMCO Partners, L.P.II for the
                          purchase of 31,766 shares of the Company's Common Stock             96-10KSB
     10.28                Common Stock Purchase Warrant executed May 28, 1996 by
                          the Company in favor of RIMCO Partners, L.P.III for the
                          purchase of 71,334 shares of the Company's Common Stock             96-10KSB
     10.29                Amended and Restated Note Purchase Agreement dated March            03/31/97 -
                          27, 1997 between UNEXCO and RIMCO (Ex.1.1)                          10QSB
     10.30                Amended and Restated Note Purchase Agreement dated March            03/31/97 -
                          27, 1997 between UNEXCO and RIMCO (Ex.1.2)                          10QSB

     Exhibit
     Number                                                                                   File No.
     ------                                                                                   --------


     10.31                Amended and Restated Pledge Agreement dated March 27,               03/31/97 -
                          1997 between the Company and RIMCO (Ex.1.3)                         10QSB
     10.32                Note Purchase Agreement dated as of March 27, 1997 between          03/31/97 -
                          the Company and RIMCO (Ex. 1.6)                                     10QSB
     10.32.1              First Amendment to Note Purchase Agreement dated as of
                          August 6, 1997                                                      *
     10.32.2              Note Purchase Agreement dated as of August 6, 1997 between
                          the Company and RIMCO                                               *
     10.33                Employment Agreement between the Company and Ronald L.
                          England effective March 1, 1995                                     *
     10.34                Employment Agreement between the Company and Peter B.
                          Spooner effective March 31, 1996                                    *
     10.35                Employment Agreement between the Company and Patrick
                          A. Donais effective August 1, 1997                                  *
     10.36                Employment Agreement between the Company and Joe T. Rye
                          dated August 7, 1997                                                *
     10.37                Warrant to Purchase Shares of Common Stock executed
                          January 12, 1996 in favor of Ronald L. England for purchase
                          of 5,000 shares of the Company's Common Stock                       *
     10.38                Warrant to Purchase Shares of Common Stock executed
                          January 12, 1996 in favor of Ronald L. England for purchase
                          of 100,000 shares of the Company's Common Stock                     *
     10.39                Warrant to Purchase Shares of Common Stock executed
                          January 16, 1996 in favor of Calvin G. Cobb for purchase of
                          15,000 shares of the Company's Common Stock                         *
     10.40                Seismic equipment lease between NYNEX Credit Company
                          and the Company dated as of October 2, 1995                         *
     10.41                Settlement Agreement and General Release dated effective
                          August 5, 1997 by and among The Universal Seismic
                          Associates, Inc. Stockholders' Protective Committee, Michael
                          T. Kanarellis, and Robert J. Kecseg, Michael J. Pawelek, Ronald
                          L. England, Calvin G. Cobb, Gary Milavec, Stephen Oakes,
                          Rick E. Trapp, Universal Seismic Associates, Inc., RIMCO
                          Associates, Inc. and Resource Investors Management Company
                          Limited Partnership.                                                *
     21.1                 Subsidiaries of the Company                                         *
     23.1                 Consent of Coopers & Lybrand L.L.P.                                 *
     23.2                 Consent of Netherland, Sewell & Associates, Inc.                    *
     27                   Financial Data Schedule (included only in the electronic
                          filing of this document)

----------------
*Filed with this report.


                 (b)  REPORTS ON FORM 8-K

                      No current report on Form 8-K was filed during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  UNIVERSAL SEISMIC ASSOCIATES, INC.


                                  By: /s/ Michael J. Pawelek
                                      -----------------------------------------
                                        Michael J. Pawelek,
                                        President and Chief Executive Officer


                                  Date: October 20, 1997
                                       ----------------------------

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    SIGNATURE                                             DATE
                    ---------                                             ----


/s/ Michael J. Pawelek                                              October 20, 1997
------------------------------------------------------------        ----------------
Michael J. Pawelek, President, Chief Executive Officer,
                          and Director


/s/ Ronald L. England                                               October 20, 1997
------------------------------------------------------------        ----------------
Ronald L. England, Chief Financial Officer, Treasurer
                          and Director


                                                                    October 20, 1997
------------------------------------------------------------        ----------------
Calvin G. Cobb, Director


/s/ Gary J. Milavec                                                 October 20, 1997
------------------------------------------------------------        ----------------
Gary J. Milavec, Director


/s/ Stephen F. Oakes                                                October 20, 1997
------------------------------------------------------------        ----------------
Stephen F. Oakes, Director


/s/ Joe T. Rye                                                      October 20, 1997
------------------------------------------------------------        ----------------
Joe T. Rye, Chief Accounting Officer

                              INDEX TO EXHIBITS

        Exhibit
        Number                                                                                File No.
        ------                                                                                --------
         3.1              Restated Certificate of Incorporation of the Company                33-46235
         3.2              Amended and Restated Bylaws of the Company                          33-57994
         4.1              Form of Stock Certificate                                           33-46235
        10.2              Employment Agreement between the Company and Michael
                          J. Pawelek effective March 1, 1995                                  33-46235
        10.3              Form of Indemnification Agreement between the Company
                          and directors and certain officers                                  33-46235
        10.4              Stock Incentive Plan                                                33-46235
        10.5              1994 Employee Stock Option Plan (Ex. 4.2)                           33-79448
        10.6              1995 Non-Employee Directors' Stock Option Plan                      96-10KSB
       10.13              Office space lease between Park Ten No. 1, Ltd. and
                          Universal Seismic Associates, Inc.                                  96-10KSB
       10.14              Loan and Security Agreement between Fidelity Funding, Inc.
                          and the Company                                                     96-10KSB
       10.15              Note Purchase Agreement dated as of January 19, 1996 by
                          and between the Company, RIMCO Partners, L.P., RIMCO
                          Partners, L.P.II, RIMCO Partners, L.P.III and RIMCO Partners,
                          L.P.IV, ("RIMCO")(RIMCO #1)                                         96-10KSB
     10.15.1              First Amendment to RIMCO #1 Note Purchase Agreement
                          dated as of May 28, 1996 by and between the Company and
                          RIMCO                                                               96-10KSB/A
     10.15.2              Second Amendment to RIMCO #1 Note Purchase Agreement
                          dated as of August 13, 1996                                         *
     10.15.3              Third Amendment to RIMCO #1 Note Purchase Agreement                 12/31/96 -
                          dated as of December 20, 1996                                       10QSB
     10.15.4              Fourth Amendment to RIMCO #1 Note Purchase Agreement                03/31/97 -
                          dated as of March 27, 1997 (Ex.1.4)                                 10QSB
     10.15.5              Fifth Amendment to RIMCO #1 Note Purchase Agreement
                          dated as of August 6, 1997                                          *
       10.16              Note Purchase Agreement dated as of January 19, 1996 by and between UNEXCO and RIMCO Partners, L.P.II, RIMCO
                          Partners L.P.III. and RIMCO Partners, L.P.IV                        96-10KSB
     10.16.1              First Amendment to Note Purchase Agreement dated as of May
                          28, 1996 by and between UNEXCO and RIMCO Partners,
                          L.P. II, RIMCO Partners L.P.III, RIMCO Partners L.P.IV              96-10KSB/A
       10.17              Stock Ownership and Registration Rights Agreement by and
                          between the Company, UNEXCO and RIMCO                               96-10KSB

     Exhibit
     Number                                                                                   File No.
     ------                                                                                   --------

     10.17.1              First Amendment to Stock Ownership and Registration Rights
                          Agreement, dated as of May 28, 1996                                 96-10KSB/A
     10.18                Warrant Agreement dated January 19, 1996 by and between the
                          Company and RIMCO                                                   96-10KSB
     10.19                Guaranty and Exchange Agreement dated January 19, 1996 by
                          and between UNEXCO and RIMCO                                        96-10KSB/A
     10.19.1              First Amendment to Guaranty and Exchange Agreement dated
                          May 28, 1996 by and between UNEXCO and RIMCO                        96-10KSB
     10.20                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO partners, L.P. for the
                          purchase of 57,750 shares of the Company's Common Stock             96-10KSB
     10.21                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO Partners, L.P.II for the
                          purchase of 57,750 shares of the Company's Common Stock             96-10KSB
     10.22                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO Partners, L.P.III for the
                          purchase of 6,600 shares of the Company's Common Stock              96-10KSB
     10.23                Common Stock Purchase Warrant executed January 19, 1996
                          by the Company in favor of RIMCO Partners, L.P.IV for the
                          purchase of 42,900 shares of the Company's Common Stock             96-10KSB
     10.24                Note Purchase Agreement dated as of May 28, 1996 by and
                          between the Company and RIMCO (RIMCO #2)                            96-10KSB
     10.24.1              First Amendment to RIMCO #2 Note Purchase Agreement                 12/31/96 -
                          dated as of December 20, 1996                                       10QSB
     10.24.2              Second Amendment to RIMCO #2 Note Purchase Agreement                03/31/97 -
                          dated as of March 27, 1997 (Ex.1.5)                                 10QSB
     10.24.3              Third Amendment to RIMCO #2 Note Purchase Agreement
                          dated as of August 6, 1997                                          *
     10.25                Warrant Agreement dated May 28, 1996 by and between the
                          Company and RIMCO                                                   96-10KSB
     10.26                Common Stock Purchase Warrant executed May 28, 1996 by
                          the Company in favor of RIMCO Partners, L.P. for the
                          purchase of 175,550 shares of the Company's Common Stock            96-10KSB
     10.27                Common Stock Purchase Warrant executed May 28, 1996 by
                          the Company in favor of RIMCO Partners, L.P.II for the
                          purchase of 31,766 shares of the Company's Common Stock             96-10KSB
     10.28                Common Stock Purchase Warrant executed May 28, 1996 by
                          the Company in favor of RIMCO Partners, L.P.III for the
                          purchase of 71,334 shares of the Company's Common Stock             96-10KSB
     10.29                Amended and Restated Note Purchase Agreement dated March            03/31/97 -
                          27, 1997 between UNEXCO and RIMCO (Ex.1.1)                          10QSB
     10.30                Amended and Restated Note Purchase Agreement dated March            03/31/97 -
                          27, 1997 between UNEXCO and RIMCO (Ex.1.2)                          10QSB

     Exhibit
     Number                                                                                   File No.
     ------                                                                                   --------


     10.31                Amended and Restated Pledge Agreement dated March 27,               03/31/97 -
                          1997 between the Company and RIMCO (Ex.1.3)                         10QSB
     10.32                Note Purchase Agreement dated as of March 27, 1997 between          03/31/97 -
                          the Company and RIMCO (Ex. 1.6)                                     10QSB
     10.32.1              First Amendment to Note Purchase Agreement dated as of
                          August 6, 1997                                                      *
     10.32.2              Note Purchase Agreement dated as of August 6, 1997 between
                          the Company and RIMCO                                               *
     10.33                Employment Agreement between the Company and Ronald L.
                          England effective March 1, 1995                                     *
     10.34                Employment Agreement between the Company and Peter B.
                          Spooner effective March 31, 1996                                    *
     10.35                Employment Agreement between the Company and Patrick
                          A. Donais effective August 1, 1997                                  *
     10.36                Employment Agreement between the Company and Joe T. Rye
                          dated August 7, 1997                                                *
     10.37                Warrant to Purchase Shares of Common Stock executed
                          January 12, 1996 in favor of Ronald L. England for purchase
                          of 5,000 shares of the Company's Common Stock                       *
     10.38                Warrant to Purchase Shares of Common Stock executed
                          January 12, 1996 in favor of Ronald L. England for purchase
                          of 100,000 shares of the Company's Common Stock                     *
     10.39                Warrant to Purchase Shares of Common Stock executed
                          January 16, 1996 in favor of Calvin G. Cobb for purchase of
                          15,000 shares of the Company's Common Stock                         *
     10.40                Seismic equipment lease between NYNEX Credit Company
                          and the Company dated as of October 2, 1995                         *
     10.41                Settlement Agreement and General Release dated effective
                          August 5, 1997 by and among The Universal Seismic
                          Associates, Inc. Stockholders' Protective Committee, Michael
                          T. Kanarellis, and Robert J. Kecseg, Michael J. Pawelek, Ronald
                          L. England, Calvin G. Cobb, Gary Milavec, Stephen Oakes,
                          Rick E. Trapp, Universal Seismic Associates, Inc., RIMCO
                          Associates, Inc. and Resource Investors Management Company
                          Limited Partnership.                                                *
     21.1                 Subsidiaries of the Company                                         *
     23.1                 Consent of Coopers & Lybrand L.L.P.                                 *
     23.2                 Consent of Netherland, Sewell & Associates, Inc.                    *
     27                   Financial Data Schedule (included only in the electronic
                          filing of this document)

----------------
*Filed with this report.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Universal Seismic Associates, Inc.:



We have audited the accompanying consolidated balance sheet of Universal Seismic Associates, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Seismic Associates, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with general accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred significant losses and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Houston, Texas                                    Coopers & Lybrand L.L.P.
October 10, 1997

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                              ASSETS                                                      JUNE 30,
                                                                                    1997            1996
Current assets:
  Cash and cash equivalents                                                     $  1,859,677    $    982,431
  Accounts receivable, net                                                         6,007,340       8,046,961
  Costs and estimated earnings in excess of billings on uncompleted contracts        274,602       1,537,957
  Prepaid expenses and other current assets                                          498,982         626,254
                                                                                ------------    ------------

                     Total current assets                                          8,640,601      11,193,603

Property and equipment, net
  Seismic property and equipment                                                  15,896,535      17,953,678
  Oil and gas properties, full cost method                                         6,909,316       1,722,847
                                                                                ------------    ------------

                     Total property and equipment, net                            22,805,851      19,676,525

Other assets:
  Goodwill, net                                                                      601,694         652,538
  Other                                                                              228,088         427,612
                                                                                ------------    ------------

                     Total assets                                               $ 32,276,234    $ 31,950,278
                                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations                                      $  2,198,856    $  5,473,870
  Billings in excess of costs and estimated earnings on uncompleted contracts        470,690       1,990,358
  Accounts payable                                                                 5,912,647       5,578,646
  Other current liabilities                                                        2,798,278       1,137,890
                                                                                ------------    ------------

                     Total current liabilities                                  $ 11,380,471    $ 14,180,764

Long-term obligations, net of current maturities                                  15,616,255       9,870,689
                                                                                ------------    ------------

                    Total liabilities                                             26,996,726      24,051,453
                                                                                ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value; 20,000,000 shares authorized; 5,239,109
    shares issued at June 30, 1997 and 4,283,147 shares at June 30, 1996                 524             428
  Additional paid in capital                                                      17,105,443      13,553,317
  Accumulated deficit                                                            (11,806,459)     (5,634,920)
  Less:  Treasury stock, at cost; 5,000 shares                                       (20,000)        (20,000)
                                                                                ------------    ------------

                    Total stockholders' equity                                     5,279,508       7,898,825
                                                                                ------------    ------------

                    Total liabilities and stockholders' equity                  $ 32,276,234    $ 31,950,278
                                                                                ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended June 30, 1997 and 1996

                                                                        1997            1996
Operating revenues:
  Data acquisition                                                   $ 30,015,185    $ 24,433,021
  Data processing                                                       1,158,830       1,166,100
  Oil and gas                                                             113,314           --
                                                                     ------------    ------------

                     Total operating revenues                          31,287,329      25,599,121

Operating expenses:
  Cost of data acquisition                                             27,034,915      19,921,200
  Cost of data processing                                                 905,992         893,715
  Oil and gas operating expenses                                           23,941
  Selling, general and administrative expenses                          2,488,787       2,247,845
  Cost of aborted merger, proxy contest and shareholder litigation      2,146,313
  Operating lease recognition (Note 4)                                    929,191
  Depreciation and amortization                                         3,132,242       2,240,146
                                                                     ------------    ------------

                     Total operating expenses                          36,661,381      25,302,906

Gain on sale of oil & gas property                                        559,461           --
                                                                     ------------    ------------

                     Total operating (loss) income                     (4,814,591)        296,215

Interest expense                                                       (1,389,961)     (1,121,969)
Other income                                                               33,013          16,897
                                                                     ------------    ------------

Net loss                                                             $ (6,171,539)   $   (808,857)
                                                                     ============    ============

Net loss per share                                                   $      (1.23)   $      (0.19)
                                                                     ============    ============

Average common shares outstanding                                       5,012,732       4,211,129
                                                                     ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended June 30, 1997 and 1996


                                     Common Stock            Additional                                       Total
                            ----------------------------      Paid In        Treasury      Accumulated     Stockholder's
                               Shares          Amount         Capital         Stock          Deficit          Equity
                            ------------    ------------    ------------   ------------    ------------    ------------
Balance July 1, 1995           4,202,498    $        421    $ 13,183,172   $    (20,000)   $ (4,826,063)   $  8,337,530

Net loss                                                                                       (808,857)       (808,857)

Issuance of detachable
 stock warrants                                                  100,000                                        100,000

Exercise of stock
 options                          75,649               7         270,145                                        270,152
                            ------------    ------------    ------------   ------------    ------------    ------------


Balance June 30, 1996          4,278,147             428      13,553,317        (20,000)     (5,634,920)      7,898,825

Net loss                                                                                     (6,171,539)     (6,171,539)

Issuance of common stock:
  Employee stock options          15,000               2          51,248                                         51,250
  Convertible notes              940,962              94       3,500,878                                      3,500,972
                            ------------    ------------    ------------   ------------    ------------    ------------


Balance June 30, 1997          5,234,109    $        524    $ 17,105,443   $    (20,000)   $(11,806,459)   $  5,279,508
                            ============    ============    ============   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended June 30, 1997 and 1996

                                                                                  1997            1996
Cash flows from operating activities:
  Net loss                                                                     $ (6,171,539)   $   (808,857)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation and amortization                                             3,225,409       2,409,530
        (Gain) Loss on disposal of assets                                          (559,461)          1,333
        Accrued loss on operating lease                                             929,121            --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                               2,039,621      (4,255,136)
           Costs and estimated earnings in excess of billings on uncompleted
              contracts                                                           1,263,355      (1,501,274)
           Prepaid expenses and other current assets                                798,743         513,582
           Accounts payable                                                         334,001       3,617,767
           Billings in excess of costs and estimated earnings on uncompleted
              contracts                                                          (1,519,668)      1,657,512
           Other current liabilities                                              1,322,570         255,082
           Other                                                                     78,011        (316,861)
                                                                               ------------    ------------

              Net cash provided by operating activities                           1,740,163       1,572,678
                                                                               ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                           (7,022,835)     (2,855,902)
  Proceeds from sale of assets                                                    1,494,457          29,838
  Proceeds from receivable from stockholder                                          28,440          48,000
                                                                               ------------    ------------

              Net cash used in investing activities                              (5,499,938)     (2,778,064)
                                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from debt and obligations                                             30,323,387      32,751,801
  Payments on debt and obligations                                              (25,725,116)    (32,142,493)
  Proceeds from issuance of common stock                                             38,750         270,152
  Proceeds from issuance of stock warrants                                             -            100,000
                                                                               ------------    ------------

               Net cash provided by financing activities                          4,637,021         979,460
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                                877,246        (225,926)
Cash and cash equivalents at beginning of period                                    982,431       1,208,357
                                                                               ------------    ------------

Cash and cash equivalents at end of period                                     $  1,859,677    $    982,431
                                                                               ============    ============

Supplemental disclosures:
  Cash paid for interest                                                       $  1,531,750    $  1,047,077
  Equipment acquired in exchange for notes payable                                  122,885       7,403,621
  Prepaid expenses financed by notes payable                                        671,471         568,530
  Conversion of long-term obligations to common stock                             3,500,972            --



The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

         Organization and Principles of Consolidation

         Universal Seismic Associates, Inc. and subsidiaries (the "Company") are engaged primarily in land geophysical services. These services include the contract acquisition of three-dimensional seismic data, the processing and reproduction of seismic data and survey services. The Company also participates in oil and gas exploration, development, and production activities. The consolidated financial statements are presented after all significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition

         The Company recognizes revenue on fixed price contracts on the basis of percentage of completion with no profit recognized until sufficient progress has been made to adequately assess the estimate of profit recognition. When estimated total costs on any contract indicates a loss, the entire amount of the loss is recognized immediately.

         Property and Equipment

         Property and equipment, other than oil and gas properties, are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Equipment under capital leases is stated at the present value of future minimum lease payments at the inception of the lease and is amortized on the straight-line method over the shorter of the estimated useful life of the assets, which range from five to ten years, or the term of the lease. Maintenance and repairs are charged against income when incurred, and renewals or betterments are capitalized. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations. The Company had fully depreciated property and equipment which was still being utilized in the amounts of $543,000 and $502,000 at June 30, 1997 and June 30, 1996, respectively.

         The Company uses the full cost method of accounting for oil and gas activities. Under this method of accounting, all costs incurred in the acquisition, exploration, and development of oil and gas properties, including costs incurred by the Company's own data acquisition subsidiary, are capitalized. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. Net capitalized costs of oil and gas properties are limited to the lower of unamortized costs or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. A large portion of the capitalized costs related to the Company's oil and gas activities are created by the Company's data acquisition business. All intercompany profit has been eliminated. During the first quarter of fiscal 1997, the Company sold a portion of its only property with proved reserves, at the time, and recognized a gain of $559,461.

         Unevaluated properties and associated costs not being amortized and included in oil and gas properties were $3,791,033 and $1,722,847 at June 30, 1997 and 1996, respectively. The properties represented by these costs were at such dates undergoing exploration or development activities, or are properties on which the Company intends to commence such activities in the future, assuming sufficient funding is available. The Company believes that the unevaluated properties at June 30, 1997 will be substantially evaluated and therefore subject to amortization in 12 to 24 months. During fiscal 1997, the Company had $245,203 of capitalized interest relating to unevaluated properties.

         Goodwill

         The excess of the purchase price over the estimated fair value of net assets acquired is included in goodwill and is amortized on a straight-line basis over fifteen years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. Other factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. All goodwill is related to the Company's data processing operation.

         Deferred Financing Costs

         Costs incurred in connection with the issuance of the Company's long-term debt and notes payable are capitalized and amortized over the terms of the respective borrowings using a method which approximates the interest method. Accumulated amortization relating to deferred financing costs totaled $125,480 and $67,313 at June 30, 1997 and 1996 respectively.

         Income Taxes

         The Company follows the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the difference between the financial carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

         Earnings Per Share

         Primary earnings per share are based upon the weighted average number of outstanding shares of common stock during the respective years. Fully diluted earnings per share is not presented because such amounts would be antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for Earnings Per Share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a significant impact on its calculation of earnings per share.

         Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company's most significant estimates are based on uncompleted seismic acquisition contracts and remaining proved oil and gas reserves. See Supplemental Oil and Gas Disclosures in Note
         11. While it is believed that such estimates are reasonable, actual results could differ from those estimates due to uncertainties inherent in the estimation process.

         Reclassifications

         Certain reclassifications for the prior year have been made to conform with the current year presentation, but the net loss for fiscal 1996 did not change.

         Stock Based Compensation

         In October 1995, the FASB issued Statement of Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" which is effective for the Company beginning July 1, 1996. SFAS No. 123 permits, but does not require, a fair-value-based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. See Note 6 for the pro forma disclosure of net income and earnings per share as if the fair-value-based method of accounting had been applied.

         Concentration of Credit Risk

         The Company maintains deposits in a bank which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institution and believes that any possible deposit loss is minimal. The Company has not experienced such losses in the past.

         The Company operates primarily in the southern United States and grants credit to substantially all of its customers, which are primarily independent oil and gas exploration, production and service companies. The Company performs on-going credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company recorded allowances for doubtful accounts totaling $721,697 and $55,000 at June 30, 1997 and 1996, respectively. The increase at June 30, 1997 was primarily the result of unresolved billings with two customers.

         Four customers accounted for approximately 63% of gross accounts receivable at June 30, 1997 compared to the three largest accounting for 42% at June 30, 1996. No other customer accounted for more than 10% of receivables at either date.

         Major Customers

         The Company's mix of customers changes yearly as contracts are awarded and completed. The Company is unable to anticipate whether significant portions of its future revenues may be attributable to a few customers, although it is likely the customer mix will change from year to year. In fiscal 1997 one customer accounted for 30% of the Company's revenues while another accounted for 14%. In fiscal 1996 the Company had no revenue from the above customers but 11% of its revenue was from one customer with less than 1% of fiscal 1997 revenues.

2.       SEISMIC PROPERTY AND EQUIPMENT:

         The following is a summary of seismic property and equipment:

                                                                              June 30,
                                                                       1997            1996
           Recording instruments and field equipment               $ 22,992,987    $ 22,318,510
           Furniture and fixtures                                       728,973         450,929
           Vehicles                                                   1,508,895       1,493,171
           Software                                                     441,174         419,429
           Leasehold improvements                                        26,939          26,939
                                                                   ------------    ------------

                                                                     25,698,968      24,708,978
           Less:  accumulated depreciation and
                  amortization                                       (9,802,433)     (6,755,300)
                                                                   ------------    ------------
                                                                   $ 15,896,535    $ 17,953,678
                                                                   ============    ============


         Seismic property and equipment includes the following items acquired under capital lease agreements:

                                                                            June 30,
                                                                      1997           1996
           Recording instruments and field equipment              $ 3,294,932    $ 3,287,836
           Vehicles                                                   406,481        406,481
                                                                  -----------    -----------

                                                                  $ 3,701,413    $ 3,694,317
           Less:  accumulated amortization                         (2,323,029)    (1,887,273)
                                                                  -----------    -----------
                                                                  $ 1,378,384    $ 1,807,044
                                                                  ===========    ===========

3.       UNCOMPLETED SEISMIC ACQUISITION CONTRACTS:

         Costs, estimated earnings and billings on uncompleted seismic acquisition contracts consisted of the following:

                                          June 30,
                                    1997           1996
           Costs incurred       $ 6,839,729    $ 4,028,505
           Estimated earnings      (313,122)       891,035
           Billings to date      (6,722,695)    (5,371,941)
                                -----------    -----------
                                $  (196,088)   $  (452,401)
                                ===========    ===========

           Included in the accompanying balance sheet under the following captions:


             Costs and estimated earnings in excess of
             billings on uncompleted contracts           $   274,602    $ 1,537,957

             Billings in excess of costs and estimated
             earnings on uncompleted contracts              (470,690)    (1,990,358)
                                                         -----------    -----------
                                                         $  (196,088)   $  (452,401)
                                                         ===========    ===========

4.       DEBT AND OBLIGATIONS:

         The following is a summary of debt and obligations:

                                                                                             June 30,
                                                                                      1997            1996
         Note payable to RIMCO, with 10% interest only paid monthly until
           December 1, 1997, then monthly installments of $138,106, including interest with balance due December 1, 1999; collateralized by seismic equipment, net of $50,917 unamortized
           discount                                                               $  6,449,083    $  6,415,000
         Revolving line of credit of $5,500,000 to RIMCO
           with 12% interest paid monthly and principal due
           December 1, 1999; collateralized by oil and gas
           properties                                                                5,350,000            --
         Note payable to RIMCO, with monthly installments
           of $72,917, plus interest at 10% through February
           2000; collateralized by seismic equipment, net of
           $22,604 unamortized discount                                              2,309,911       3,193,333
         Note payable to RIMCO, 12% interest paid monthly
           balance due December 1, 1999; collateralized by
           seismic equipment                                                         2,000,000            --
         Revolving line of credit of $5,000,000 to a financial
           institution with interest due monthly at a base rate plus .5% (9% at
           June 30, 1997); collateralized by accounts
           receivable; maturing August 31, 1998                                        635,525       3,571,010
         Non-current portion of operating lease for equipment not
           expected to be utilized in the future                                       591,303            --
         Exchangeable note payable to RIMCO with interest paid
           monthly at 10% and principal due February 1, 2002;
           converted to shares of the Company's common stock on
           September 30, 1996                                                             --         1,151,600
         Convertible note payable to RIMCO with interest paid
           monthly at 5% and principal due February 1, 1998;
           converted to shares of the Company's common
           stock on August 14, 1996                                                       --           500,000
         Notes payable to finance insurance policies with varying
           monthly installments and interest rates, matures within
           one year                                                                    426,968         418,297
         Other notes payable                                                            52,321          95,319
                                                                                  ------------    ------------
                                                                                    17,815,111      15,344,559
         Less:  current maturities                                                  (2,198,856)     (5,473,870)
                                                                                  ------------    ------------
                                                                                  $ 15,616,255    $  9,870,689
                                                                                  ============    ============

         Scheduled maturities of debt and obligations are as follows:

         Year ending June 30,

                           1998                $  2,198,856
                           1999                   2,301,874
                           2000                  13,314,381
                                               ------------
                                               $ 17,815,111
                                               ============

         On January 19, 1996, the Company entered into a financing arrangement with Resource Investors Management Company and four partnerships of which it is the general partner (collectively "RIMCO") providing up to $7,000,000, of which $4,000,000 was immediately funded to restructure existing debt. The debt restructure consisted of (i) $3,500,000 in 10% Senior Secured General Obligation Notes payable in 48 equal monthly installments of principal plus interest, and (ii) $500,000 in 5% Convertible Notes maturing on February 1, 1998, with monthly payments of interest, convertible into common stock of the Company (the "Convertible Notes") at a conversion price of $3.45 per share, subject to adjustment. The remaining $3,000,000 was subsequently funded under 10% Senior Secured Exchangeable General Obligation Notes, which were exchangeable for common stock of the Company (the "Exchangeable Notes") at an exchange price of $3.77 per share, subject to adjustment. The proceeds were used to finance the Company's exploration and production activities. In connection with this financing arrangement, the Company issued to RIMCO warrants to purchase 165,000 shares of the Company's common stock at a purchase price of $3.14 per share, subject to adjustment. On August 14, 1996, the Company exercised its right to convert the Convertible Notes into 145,208 shares of the common stock of the Company. On September 30, 1996, the Company exercised its right to exchange the Exchangeable Notes for 795,754 shares of the Company's common stock.

         On May 28, 1996, the Company entered into an additional credit facility with RIMCO pursuant to which the Company issued 10% Senior Secured General Obligation Notes in the aggregate principal amount $6,500,000. The proceeds were used to acquire new seismic equipment and retire some existing debt. The notes provide for monthly payments of interest only until December 1, 1996 (extended to December 1,
         1997), then $138,106, including interest, with the balance due December 1, 1999. In connection with this credit facility, the Company issued to RIMCO warrants to purchase 278,650 shares of the Company's common stock at a purchase price of $5.00 per share, subject to adjustment.

         On December 20, 1996, the Company entered into another financing agreement with RIMCO to provide $4,000,000 (increased to $5,500,000 on March 27, 1997) under a revolving credit facility for the expansion of the Company's exploration and production activities ($5,350,000 outstanding at June 30, 1997). RIMCO has the right of approval on any property that funds are advanced toward. In connection to this revolving credit facility, the Company issued 12% Senior Secured General Obligation Notes with interest payable monthly (interest due after June 30, 1997 has been extended to December 1, 1997) and the principal due December 1, 1999. The notes are secured by the Company's oil and gas properties.

         On March 27, 1997 the Company borrowed an additional $2,000,000 from RIMCO under new

         12% Senior Secured General Obligation Notes with interest payable monthly (interest due after June 30, 1997 has been deferred to December 1, 1997) and principal due December 1, 1999. The proceeds were used for working capital. The notes are secured by the Company's seismic equipment.

         On August 6, 1997 the Company borrowed an additional $2,000,000 from RIMCO under another 12% Senior Secured General Obligation Note, also secured by the Company's seismic equipment, with interest payable monthly (extended to December 1, 1997) and principal due December 1, 1999. The proceeds were used to fund the shareholder settlement described in Note 9.

         These loan agreements obtained from RIMCO described above have numerous covenants, the most restrictive of which require the Company to maintain earnings before depreciation, amortization and interest of greater than $2,000,000 through August 31, 1996, and greater than $2,500,000 thereafter. The Company must also maintain a current ratio, as defined by the note agreements, greater than 0.75 to 1.0 through September 30, 1996, and 1.00 to 1.00 thereafter. In addition, the Company must maintain a tangible net worth, as defined by the note agreements, of greater than $6,000,000 through September 30, 1996, and $7,000,000 thereafter. As of June 30, 1997, the Company was not in compliance with several of the covenants. RIMCO has waived the Company's defaults under the covenants in the various financing agreements until July 1, 1998. It has also agreed to defer payments of interest and principal due after June 30, 1997 until December 1, 1997. As of September 30, 1997 the Company was indebted to RIMCO under the various financing agreements for $18,182,516 principal and $501,830 accrued interest.

         The Company has a $5,000,000 revolving line of credit with a financial institution for the financing of its trade receivables. This agreement provides the Company must maintain a minimum net worth of $3,000,000 and annual earnings before interest, taxes, depreciation and amortization of at least $500,000, plus certain other covenants. The Company was not in compliance with certain provisions of the agreement and has been unsuccessful in obtaining a waiver; however, the Company still receives advances under the arrangement.

         The Company leases a 720 channel OPSEIS 5586 telemetry acquisition system under an operating lease through March 2000. Due to the recording limitations of this system, the Company believes it has become non-competitive in the 3-D data acquisition market. The system has not operated since October 1996 and the Company recognized the remaining $929,121 of lease payments in the fourth quarter of fiscal 1997. The current portion of this obligation is included in other current liabilities.

         The weighted average interest rate on short-term borrowings at June 30, 1997 was approximately 8.21%.


5.       COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         The Company leases certain seismic equipment, vehicles and office facilities under operating leases. The future minimum lease payments under the Company's noncancelable operating leases are as follows:

                  Year ending June 30,
                           1998                      $  1,514,903
                           1999                         1,417,732
                           2000                           216,132
                           2001                           216,132
                           2002                           216,132
                           Thereafter                     612,374

         Total rental expense under the Company's various operating leases for the years ended June 30, 1997 and 1996 were $2,480,271 and $2,291,746, respectively.

         Contingencies

         The Company has in dispute approximately $850,000 of charges from a supplier of services. The supplier billed for approximately $1,075,000 in fiscal 1997 and $3,090,000 in fiscal 1996. The Company believes certain of the charges are inappropriate and that it has substantial offsets for additional costs the Company incurred when the supplier left a job before it was complete. The Company believes that it has provided sufficient liability in its financial statements to cover the disputed amounts.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition. The resolution in any reporting period of one or more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period.

         The Company has employment contracts with certain of its officers and key employees for periods up to two years that generally provide for automatic renewals unless notice is given within a specified period. Some of the contracts provide for a one year period of continued employment with no reduction in compensation or benefits in the event of a merger, sale of substantially all of the assets or a change in control.

         As of January 1, 1996 the Company adopted a 401 (k) qualified retirement plan. The Company makes matching contributions in an amount equal to 50% of an employee's contribution up to 6%. The Company's expense was $55,600 in fiscal 1997 and $15,883 in fiscal 1996.

         See Note 9 regarding a shareholder suit brought during fiscal 1997 and settled subsequent to June 30, 1997.

6.       STOCKHOLDERS' EQUITY:

         Stock Option Plans

         The Company has three stock option plans, two for employees and one for non-employee Directors (the "Plans") under which an aggregate of 555,000 shares of common stock are reserved for issuance pursuant to the Plans. The Plans are administered by the Board of Directors or a committee appointed by the Board of Directors (the "Plan Administrator"). The Plan Administrator determines, subject to the provisions of the Plan, the employees to whom options are granted and the number of options to be granted. The Plan Administrator may grant (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 and (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422).

         Incentive stock options and non-qualified options granted under the Plans must have an exercise price equal to at least the fair market value of the common stock at the date the option is granted. Each option granted under the Plans may have a term of up to ten years, except that incentive stock options granted to a stockholder who, at the time of the grant, owns more than 10% of the voting stock of the Company, may have a term of up to only five years. The exercise price of options granted to stockholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must not be less than 110% of the fair market value of such stock on the date of grant and options granted under the non-employee plan provides that the price of grants be 125% of the fair market value on the date of grant. Options granted under the plans have generally been fully exercisable after the grant.

         A summary of stock option transactions during the two years ended June 30, 1997 is as follows:

                                                Number of   Weighted Average
                                                 Shares      Exercise Price
         Options outstanding at
            June 30, 1995                        258,500        $   3.82

                  Granted in 1996                375,000        $   4.09
                  Forfeited in 1996             (196,500)       $   3.80
                  Exercised in 1996              (80,000)       $   3.66
                                                --------

         Options  outstanding at
            June 30, 1996                        357,000        $   4.11

                  Forfeited in 1997              (94,500)       $   3.77
                  Exercised in 1997              (15,000)       $   3.42
                                                --------

         Options outstanding at June 30, 1997    247,500        $   4.29
                                                ========



         All the options outstanding were exercisable at each year-end.



         The following table summarizes certain information regarding stock options at June 30, 1997:

                                  Options Outstanding and Exercisable
                       -------------------------------------------------------------
         Range of        Number             Weighted Average        Weighted Average
         Exercise      Outstanding             Remaining                Exercise
          Price        at 6/30/97           Contractual Life             Price
          -----        ----------           ----------------        ----------------
          $3.75          132,500                8.3 years                 $3.75
           4.06           10,000                8.4                        4.06
           4.95          100,000                8.8                        4.95
           6.00            5,000                5.4                        6.00


         Warrants

         As of June 30, 1997 there were 783,650 Common Share warrants outstanding all of which are exercisable at June 30, 1997 at prices ranging from $2.50 to $9.11. Of this, 120,000 warrants are held by directors and are, therefore, included in the following pro forma disclosure.

         The Company applies the intrinsic value method for reporting compensation expense pursuant to Accounting Principles Board Option No. 25 "Accounting for Stock Issued to Employees" to its stock-based compensation plans (including certain warrants). Accordingly, no compensation expense has been recognized for awards granted under these plans. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the fair value method pursuant to SFAS No. 123 "Accounting for Stock-based Compensation", the Company's pro forma net income and earnings per share for the years ended June 30, 1997 and 1996, would have been as follows:

                                                           1997           1996
                                                           ----           ----
                  Net loss (in thousands)               $ (6,172)      $ (1,477)
                  Loss per share                        $  (1.23)      $  (0.35)

         The fair value of the options and warrants granted during fiscal 1996 (none granted in fiscal 1997) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: a) no dividends paid, b) expected volatility of 51.21%, c) risk-free interest rate ranges from 5.13% to 6.25% and d) expected life of options is 5 years for 10-year options and 2.5 years for 5-year warrants.

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996.

7.       INCOME TAXES:

         Deferred tax assets (liabilities) as of June 30, 1997 and 1996 consisted of the following:

                                                     1997           1996
                                                 -----------    -----------
              Net operating loss carryforwards   $ 5,225,000    $ 2,963,000
              Property and equipment              (2,162,000)    (1,809,000)
              Shareholder litigation payable         525,000           --
              Obsolete equipment payable             316,000           --
              Other, net                                --             --
                                                 -----------    -----------
                                                   3,904,000      1,154,000
               Less valuation allowances          (3,904,000)    (1,154,000)
                                                 -----------    -----------

                  Net deferred tax assets        $      --      $      --
                                                 ===========    ===========

         The Company has tax net operating loss carryforwards of approximately $15,367,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012.

         Under federal tax law, the amount of availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, while the Company believes substantial loss carryforwards are available to it, no assurance can be given concerning such loss carryforwards or whether such loss carryforwards will be available in the future.

         The Company has provided for a full valuation allowance as it is uncertain as to whether the Company will be able to utilize all of its net operating loss carryforwards. The Company has not provided for federal income taxes for 1997 and 1996 due to the lack of taxable income in the carryback period and the fully reserved net deferred tax asset related to the net operating loss carryforwards.

8.       RELATED PARTY TRANSACTIONS:

         The Company has a consulting agreement with its founder, which requires payments to such individual of $4,000 per month through February 1, 2006. In connection with the consulting agreement, the Company issued the founders warrants to purchase 37,500 shares of the Company's Common Stock at $3.75 per share. The Company also had an agreement with its former chairman of the board, which required payments to such individual of $10,000 per month, which terminated in fiscal 1997. The Company has agreed to pay up to $40,000 for income tax planning related to former chairman's common stock holdings of the Company.

         The Company has entered into various contracts to perform seismic services for a company whose president and owner is a former director of the Company. Approximately $1,683,000 in seismic services were provided to this company during fiscal 1996. In March 1997 the Company entered into a one year agreement with the employer of a director to provide investor relations and corporate communication services for a monthly fee of $9,500.

         The Company has several transactions with RIMCO as set forth in the following paragraphs.

         Two of the Company's directors are employees of RIMCO, in accordance with terms of financing agreements with RIMCO they have the right to designate two directors.

         As of June 30, 1997 the Company owed RIMCO an aggregate of $16,182,516 under various financing arrangements as described in Note 4, plus $24,518 of accrued interest. Subsequent to June 30, 1997 RIMCO loaned the Company an additional $2,000,000 in connection with the settlement of a shareholder lawsuit described in Note 9.

         The Company and RIMCO participate in three oil and gas prospects on similar terms. RIMCO may approve all oil and gas prospects to which the Company commits under terms of certain of the financing arrangements.

         According to information furnished to the Company by RIMCO, they owned 940,963 shares of the Company's common stock at June 30, 1997 (18% of the shares outstanding). In the settlement of the shareholder lawsuit described in Note 9, RIMCO has the obligation to acquire, under certain conditions, 205,300 additional shares. RIMCO also holds warrants to purchase 443,650 additional shares (see Note 4). If the shares were acquired and the warrants were exercised RIMCO could increase its holding to 28% of the shares outstanding.

9.       SHAREHOLDER LITIGATION AND SUBSEQUENT EVENT:

         The Company was involved in an aborted merger earlier in fiscal 1997 that led to a proxy fight with a group of shareholders that styled themselves "The Universal Seismic Stockholders' Protective Committee" (the "Stockholders' Committee"). The proxy fight was resolved at the reconvened Annual Meeting of Shareholders on February 11, 1997, at which management's slate of directors was reelected and all of the Stockholders' Committee's proposals were defeated.

         Thereafter, Michael T. Kanarellis, one of the members of the Stockholders' Committee, submitted letters to various members of the Audit Committee of the Company, alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 were false and materially misstated" and alleging certain specific items of misstatement. The groups also filed a suit against the Company and its directors styled The Universal Seismic Associates, Inc. Stockholders' Protective Committee, Michael T. Kanarellis, and Robert J. Kecseg v. Michael J. Pawelek, Ronald L. England, Calvin G. Cobb, Gary Milavec, Steven Oakes, Rick Trapp, Rimco Associates, L.P. and Resource Investors Management Company, L.P. v. Universal Seismic Associates, Inc., in the United States District Court in Delaware.

         All parties entered into a stipulation of Settlement which was tendered to the Court on August 7, 1997, whereby affiliates of RIMCO agreed to purchase all of the shares of the Company Common Stock owned by the Stockholders' Committee for an aggregate purchase price of $650,000, or $3.17 per share. Also in connection with the settlement, affiliates of RIMCO entered into a $2 million loan agreement with the Company, with the proceeds being used to fund the immediate costs of settlement and to pay other expenses associated with the lawsuit. The settlement was approved by the Court on October 1, 1997, at which time the Court entered judgment dismissing all claims with prejudice. The Company believes that it will recover a substantial portion of its costs of settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier.

10.      LIQUIDITY:

         The financial statements have been prepared assuming the Company will continue as a going concern. A number of events have occurred in fiscal 1997 and thereafter which raise doubt about the Company's ability to continue as a going concern and may effect or have effected a change in control of the Company. Because the Company has defaulted on substantially all of its credit facilities, see Note 4, incurred large operating losses from its data acquisition operation, has a working capital deficit of approximately $2.3 million, lacks sufficient funding for its oil and gas and seismic operations, and has limitations on sources of additional capital, the Company has retained Morgan Keegan to assist the Company in determining its strategic alternatives and developing recommendations to attempt to maximize shareholder value. Those recommendations may include the merger or business combination of the Company with another entity, as well as capital raising, recapitalization or reorganization alternatives, any of which may result in a change in control of the Company. There is no assurance that the Company will be successful in these efforts.

11.      SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED):

         The supplementary information regarding the Company's oil and gas activities is presented in accordance with the requirements of the Securities and Exchange Commission ("SEC") and the Statement of Financial Standards No. 69.

         Reserve quantities and future production are based primarily upon the reserve report of the independent oil and gas engineering firm of Netherland, Sewell & Associates, Inc. based on data supplied to them by the Company.

         Reserve quantities and future production are based primarily upon the reserve report of the independent oil and gas engineering firm of Netherland, Sewell & Associates, Inc.

         Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions at the end of the respective years. Proved developed oil and gas reserves are those reserves expected to be recovered through existing equipment and operating methods. All reserves are located in the United States.

         Oil and Gas Reserves

         The following schedule presents the Company's estimated oil and gas proved reserves.

                                                           Oil and        Natural
                                                         Condensate         Gas
                                                            Bbls            Mcf
                                                         -----------    -----------
         June 30, 1996                                          --             --
           Extensions, discoveries and other additions       279,288     10,558,508
           Sales of properties                               (95,231)      (952,324)
           Production                                            (42)       (48,331)
                                                         -----------    -----------
         June 30, 1997                                       184,015      9,557,853
                                                         ===========    ===========

         Proved developed reserves, June 30, 1997             14,910        797,317
                                                         ===========    ===========

         The calculation of estimated future net cash flows in the following table assumed the continuation of existing economic conditions and applied year-end prices (except for future price changes as allowed by contract) of gas and condensate to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing those proved reserves.

         The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of a company's gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 1998 or later years, and the risks inherent in reserve estimates.

         Discounted Future Net Cash Flows

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are shown below (in thousands):

                                                    June 30, 1997
                                                    -------------
         Future cash inflows                         $    24,816

         Less future:
                  Production costs                        (3,993)
                  Development costs                       (4,348)
                                                     -----------


         Future net cash flows before income taxes        16,475

         10% annual discount of future net cash
           flows before income taxes                      (8,473)
                                                     -----------
         Standardized measure of discounted future
           net cash flows before income taxes              8,002

         Future income tax expense                           -0-
                                                     -----------
         Standardized measure of discounted future
           net cash flows                            $     8,002
                                                     ===========

         The realization of the discounted cash flows associated with Company's proved reserves are dependent on, among other things, the availability of financing to complete development activities.

         The following are the principal sources of change in standardized measure of discounted future net cash flows:

         For the year ended June 30, 1997 (in thousands):

                  Sales of oil and gas, net of production costs         $       (89)
                  Extensions, discoveries and additions, net of costs         8,772
                  Sales of reserves                                            (681)
                                                                        -----------
                           Net increase                                 $     8,002
                                                                        ===========

         Year-end wellhead prices received by the Company from the sale of oil and natural gas were $17.48 and $2.15, respectively.

         Capitalized Costs

         The following table sets forth the capitalized costs relating to oil and gas activities and the related accumulated depreciation, depletion and amortization (in thousands). The Company began its oil and gas activities in fiscal 1996 and had capitalized $1,722,847 as of June 30, 1996, all of which was classified as unproved properties.

                  Proved properties                                      $     3,154
                  Unproved properties                                          3,791
                                                                         -----------

                                                                               6,945

                  Accumulated depreciation, depletion and amortization           (36)
                                                                         -----------
                                                                         $     6,909
                                                                         ===========

         All costs incurred for oil and gas capital expenditures for the year ending June 30, 1997 were for exploration activities.