Form 10-Q
period 1997-09-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1997-11-14
CIK 884802

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ----------------------------------------------

    (Mark One)
       [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1997

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

                        Commission file number  1-19971
                                               --------
                    ----------------------------------------

                       UNIVERSAL SEISMIC ASSOCIATES, INC.
                   (Exact name of Registrant in its Charter)

                    Delaware                                                76-0256086
         (State or Other Jurisdiction of                        (IRS Employer Identification No.)
          Incorporation or Organization)

            16420 Park Ten Place, Suite 300
                       Houston, Texas                                        77084-5051
      (Address of Principal Executive Offices)                               (Zip Code)

                                (281) 578-8081
                         (Issuer's Telephone Number)

                    ----------------------------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,234,109 shares of Common Stock, $.0001 par value, were outstanding as of November 10, 1997.

                                   PART I
                            FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE MONTH ENDED AND YEAR TO DATE SEPTEMBER 30, 1997


                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------

                                                                                        1997             1996
 Operating revenues:
   Data acquisition                                                                 $ 9,463,888      $ 6,993,023
   Data processing                                                                      302,336          414,581
   Oil and gas                                                                          152,294             -
                                                                                    -----------      -----------
                      Total operating revenues                                        9,918,518        7,407,604

 Operating expenses:
   Cost of data acquisition                                                           8,554,567        6,847,781
   Cost of data processing                                                              200,159          192,359
   Oil and gas operating expenses                                                        41,813             -
   Selling, general and administrative expenses                                         639,456          553,046
   Depreciation and amortization                                                        816,294          761,005
                                                                                    -----------      -----------
                      Total operating expenses                                       10,252,289         8,354,191

 Gain on sale of asset                                                                     -              559,461
                                                                                    -----------      ------------
                      Total operating loss                                             (333,771)         (387,126)

 Interest expense                                                                      (436,777)         (366,252)
 Other income, net                                                                        9,025             2,304
                                                                                    -----------      ------------
 Net loss                                                                           $  (761,523)     $   (751,074)
                                                                                    ===========      ============
 Loss per share                                                                     $     (0.15)     $      (0.16)
                                                                                    ===========      ============
 Weighted average common shares and common share                                      5,234,109         4,788,944
                                                                                    ===========     =============
  equivalents outstanding





See accompanying notes to financial statements


                                     2 of 8

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       September        June 30,
                                           ASSETS                                        1997             1996
                                                                                      (unaudited)       (audited)
 Current assets:
   Cash and cash equivalents                                                         $    698,808     $  1,859,677
   Trade accounts receivable, net                                                       7,594,236        6,007,340
   Costs in excess of billings and estimated earnings on uncompleted contracts             50,587          274,602
   Prepaid expenses and other current assets                                              430,620          498,982
                                                                                     ------------     ------------
                      Total current assets                                              8,774,251        8,640,601

 Property and equipment
   Seismic property and equipment, net                                                 15,218,734       15,896,535
   Oil and gas properties, full cost method                                             6,723,280        6,909,316
                                                                                     ------------     ------------
                      Total property and equipment, net                                21,942,014       22,805,851

 Other assets:
   Goodwill, net                                                                          588,983          601,694
   Other                                                                                  192,474          228,088
                                                                                     ------------     ------------

                      Total assets                                                   $ 31,497,722      $32,276,234
                                                                                     ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Current portion of long-term obligations                                          $  2,191,960     $  2,198,856
   Billings and estimated earnings in excess of costs on uncompleted contracts               -             470,690
   Accounts payable                                                                     5,343,943        5,912,647
   Other current liabilities                                                            2,336,530        2,798,278
                                                                                     ------------     ------------
                      Total current liabilities                                         9,872,433       11,380,471

 Long-term obligations, net of current maturities                                      17,107,304       15,616,255
                                                                                     ------------     ------------

                     Total liabilities                                                 26,979,737       26,996,726
                                                                                     ------------     ------------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $.0001 par value; 20,000,000 shares authorized; 4,283,147 shares issued at June 30, 1996 and 5,239,109 shares at September 30, 1997
                                                                                              524              524
   Additional paid in capital                                                          17,105,443       17,105,443
   Accumulated deficit                                                                (12,567,982)     (11,806,459)
   Less:  Treasury stock, at cost; 5,000 shares                                           (20,000)         (20,000)
                                                                                     ------------     ------------
                     Total stockholders' equity                                          4,517,985       5,279,508
                                                                                     -------------    ------------
                     Total liabilities and stockholders' equity                      $  31,497,722    $ 32,276,234
                                                                                     =============    ============

See accompanying notes to financial statements

                                     3 of 8

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     Three months ended September 30,
                                                                                     ---------------------------------
                                                                                         1997                1996
 Cash flows from operating activities:
   Net income (loss)                                                                $  (761,523)        $   (751,074)
   adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation and amortization                                                  866,227              790,190
         (Gain) Loss on disposal of assets                                               21,547             (559,461)
         Changes in operating assets and liabilities:
            Accounts receivable, net                                                 (1,586,896)           2,455,833
            Costs and estimated earnings in excess of billings on uncompleted
               contracts                                                                224,015             (354,656)
            Prepaid expenses and other current assets                                    68,362             (153,044)
            Accounts payable                                                           (568,704)           1,829,455
            Billings in excess of costs and estimated earnings on uncompleted
               contracts                                                               (470,690)          (1,106,725)
            Other current liabilities                                                  (461,748)            (113,070)
                                                                                    -----------         -------------
               Net cash provided (used) by operating activities                      (2,669,410)           2,037,448
                                                                                    -----------         -------------
 Cash flows from investing activities:
   Capital expenditures                                                                  31,712           (2,037,448)
   Proceeds from sale of assets                                                            -                 680,625
   Proceeds from receivable from stockholder                                               -                  28,440
                                                                                    -----------         ------------

               Net cash provided (used) in investing activities                          31,712           (1,608,443)
                                                                                    -----------         ------------
 Cash flows from financing activities:
   Proceeds from debt and obligations                                                 8,170,565            8,514,771
   Payments on debt and obligations                                                  (6,693,736)          (9,089,946)
   Proceeds from issuance of common stock, net                                             -                  38,750
                                                                                    -----------         -------------
                Net cash provided (used) by financing activities                      1,476,829             (536,425)
                                                                                    -----------           ----------

 Net decrease in cash and cash equivalents                                           (1,160,869)            (107,420)
 Cash and cash equivalents at beginning of period                                     1,859,677              982,431
                                                                                    -----------              -------

 Cash and cash equivalents at end of period                                         $   698,808         $    875,011
                                                                                    ===========         ============





See accompanying notes to financial statements


                                     4 OF 8

              UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of Universal Seismic Associates, Inc. and subsidiaries ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustment, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months ended September 30, 1996, and 1997, the statements of cash flows for the three months then ended have been included.

2. On August 6, 1997 the Company borrowed $2,000,000 from Resource Management Investment Company ("RIMCO"), under a 12% Senior Secured General Obligation Note, secured by the Company's seismic equipment with interest payable monthly and principal due December 1, 1999. The proceeds were used to fund the shareholder lawsuit settlement.

         On October 31, 1997 the Company entered into a $3,874,383 financing arrangement with RIMCO, with proceeds to be utilized for agreed upon working capital purposes. The agreement is in the form of a series of 12% Senior Secured General Obligation Notes of which $2,144,000 were sold by Universal and $1,730,383 were sold by the Company's energy subsidiary, UNEXCO. The arrangements will function as revolving lines of credit for the respective entities with payments of interest only until maturity on December 1, 1999.

         RIMCO has waived defaults under the covenants in its various financing agreements until July 1, 1998.

3. The Company has a $5,000,000 revolving line of credit with a financial institution for the financing of its trade receivables. The
         Agreement provides the Company must maintain a minimum net worth of $3,000,000 and annual earnings before interest, taxes, depreciation and amortization of at least $500,000, plus certain other covenants. The Company is not in compliance with certain provisions of the agreement and has been unsuccessful in obtaining a waiver; however, the Company still receives advances under the arrangement.

4. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1998.





                                     5 of 8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

OPERATING REVENUE AND COSTS

         Operating Revenues. Operating revenues totaling $9,918,518, for the three month period ended September 30, 1997 represent an increase of approximately 34% over revenues of $7,407,604 for the same three month period ended September 30, 1996. Data acquisition revenues for the three month period in 1997, increased by approximately 35%, to $9,463,888 due to the Company engaging in larger projects. Data processing revenues for the three months ended September 30, 1997, totaling $302,336 represent a decrease of approximately 27% below revenues of $414,581 for the three month period ending September 30, 1996. The Company was unable to maintain previous year levels of data processing backlog. Oil and gas revenues for the three month period ended September 30, 1997 were $152,294 versus none for the comparable prior year period. The Company does expect oil and gas revenues to increase in fiscal 1998, although such increase is likely to be limited because the Company currently lacks sufficient financing resources to fully develop its properties.

         Operating Expenses. Operating expenses of $10,252,289 for the three month period ended September 30, 1997, represent an increase of approximately 23% over operating expenses of $8,354,191 in 1996. Direct costs of seismic acquisition increased by approximately 25%, from $6,847,781 for the three months period ending September 30, 1996 to $8,554,567 for the same period ending September 30, 1997. This increase was directly related to the larger projects the Company has engaged in, which had weather delays and terrain problems. Direct cost of data processing increased approximately 4% for the three month period, from $192,359 in 1996, to $200,159 in 1997. Oil and gas operating expenses for the three month period ended September 30, 1997 were $41,813 versus none for the comparable prior year period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 16%, for the comparable three month periods, from $553,046 in 1996 to $639,456 in 1997. This increase is attributable to increased audit and accounting costs.

         Depreciation and amortization. Depreciation and amortization increased by approximately 7% from $761,005 in 1996 to $816,294 in 1997 due to depreciation, depletion and amortization expense, related to the Company's oil and gas properties, incurred in the current year period.

         Interest Expense. Interest expense increased approximately 19% from $366,252 for the three months ended September 30, 1996, to $436,777 for the same period ended September 30, 1997. The increased interest resulted primarily from additional working capital financing.

         Net Loss. The Company reported a net loss of $761,523 for the period ended September 30, 1997 as compared to a net loss of $751,074 for the same prior year period. The current period net loss was primarily the result of lower gross margins from Data Acquisition activities that combined with indirect overhead, depreciation and interest expenses lead to operating losses. Although the Company is attempting to reduce its operating losses by increasing Data Acquisition marketing efforts, improving Company and crew management and staffing and otherwise attempting to increase the efficiency of its seismic crews, it is anticipated that operations will continue to be conducted at a loss in the near term.

                                     6 of 8

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1997, cash and cash equivalents decreased by $1,160,869 to $698,808. Cash provided by investing activities of $31,712 includes investments in oil and gas properties of $876,000, $27,800 for data processing equipment and upgrades, with the balance of $76,900 used for miscellaneous data acquisition equipment, less $1,012,500 received from the sale of an interest in one of the Company's major oil and gas properties.

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

         The Company's accounts payable balance decreased by $568,704 during the current three month period. This can be attributed to the Company's continuing efforts to reduce payables. Accounts receivable increased by $1,586,896 during the three month period, primarily as a result of the increased Data Acquisition activity. The company had approximately $1,579,000 of receivables over 90 days old.

         At September 30, 1997 the Company had cash balances of $698,808. If losses from operations continue, the Company does not believe this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will be adequate for its overall working capital requirements.

         On October 31, 1997 the Company entered into a $3,874,383 financing arrangement with RIMCO, with proceeds to be utilized for agreed upon working capital purposes. The agreement is in the form of a series of 12% Senior Secured General Obligation Notes of which $2,144,000 were sold by Universal and $1,730,383 were sold by the Company's energy subsidiary, UNEXCO. The arrangements will function as revolving lines of credit for the respective entities with payments of interest only until maturity on December 1, 1999.

SUBSEQUENT EVENTS

None.





                                     7 of 8

                                     PART 2
                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         RIMCO has waived the Company's defaults under the covenants in the various financing agreements until July 1, 1998. The Company, also, was not in compliance with certain provisions of the $5,000,000 revolving line of credit with a financial institution for the financing of its trade receivables and has been unsuccessful in obtaining a waiver; however, the Company still receives advances under the arrangement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On November 11, 1997 the Company announced that Joe T. Rye was appointed President and Chief Executive Officer on an interim basis succeeding Michael J. Pawelek, who will serve as Executive Vice President of the Company and President of the Company's oil and gas subsidiary, UNEXCO, Inc. Also appointed by the Board was Stephen H. Wood as Vice President - Seismic Operations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None
                                   SIGNATURES

                 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL SEISMIC ASSOCIATES, INC.


                                        JOE T. RYE
Date:  November 14, 1997                PRESIDENT / CHIEF EXECUTIVE OFFICER

                                     8 of 8

                               INDEX TO EXHIBITS



             27         --  Financial Data Schedule