Form 10KSB/A
period 1997-06-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1998-07-02
CIK 884802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     For the Fiscal Year Ended June 30, 1997

                           Commission File No 0-19971

                       UNIVERSAL SEISMIC ASSOCIATES, INC.
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                 76-0256086
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

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

                                 Yes [ ] No [X]

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year:  $32,795,147

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

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                       UNIVERSAL SEISMIC ASSOCIATES, INC.

                         ANNUAL REPORT ON FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS .........................................................................      1

ITEM 2.  DESCRIPTION OF PROPERTY .........................................................................      6

ITEM 3.  LEGAL PROCEEDINGS ...............................................................................     10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................     11


PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........................................     12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...........................................................................     13

ITEM 7.  FINANCIAL STATEMENTS.............................................................................     15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE ......................................................................................     15


PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...............................................     16

ITEM 10. EXECUTIVE COMPENSATION...........................................................................     18


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..................................     19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................................................     21

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................................................     25

                                     PART I

         The Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for fiscal year ended June 30, 1997 is hereby amended by this Form 10-KSB/A to reflect the audit and restatement of the Company's fiscal 1997 and 1996 financial statements. Except as otherwise indicated herein, statements as to current and present conditions are as of October 20, 1997, the date of the filing of the Company's Annual Report on Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

         Universal Seismic Associates, Inc. (hereinafter referred to together with its subsidiaries as the "Company") was incorporated in Delaware in July 1988. Prior to May 1994, the Company was exclusively a seismic data acquisition company providing services through its subsidiary, Universal Seismic Acquisition, Inc. ("Acquisition"). In May 1994, the Company acquired a data processing services company and renamed it Universal Seismic Technologies, Inc. ("UST"). In January 1996 the Company formed a wholly owned subsidiary, UNEXCO, Inc. ("UNEXCO"), to conduct oil and gas exploration and production activities. See "Significant Developments Since June 30, 1996" regarding the restatement and reclassification of Consolidated Financial Statements.

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

         The Company uses state-of-the-art seismic recording systems and experienced crews, both of which are necessary in order to provide 3-D seismic services to the oil and gas community. The Company has further enhanced its traditional acquisition business by offering 3-D seismic data processing and analysis. The Company began operating in swamp and shallow water environments in conjunction with the addition of its I/O SYSTEM TWO Remote Seismic Recorder crews in October 1995 and June 1996.

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

CUSTOMERS

         The Company's Data Acquisition customers include major and independent oil and gas exploration companies and service companies. The following table sets forth the Company's Data Acquisition customers who accounted for 10% or more of the Company's revenues in either of the past two fiscal years:

                                                   Year Ended June 30,
                                               --------------------------
                                                 1997              1996
                                               -------            -------
              Customer A                         29%                 0%
                       B                         13%                 4%

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

         The Company's competitors for seismic Data Acquisition and Data Processing contracts include Western Atlas, Veritas DGC, Inc., the GECO division of Schlumberger, Inc., Grant Geophysical, Boone Geophysical, Inc., Tidelands Geophysical Co., Inc. and several other companies. Competitive factors that affect the decision on who is awarded a 3-D Data Acquisition contract include past performance, dependability, reputation, price and availability of equipment. For Data Processing, industry reputation, turnaround time and price are the critical factors in receiving a job.

         UNEXCO operates in the highly competitive areas of oil and gas exploration, development and production. The Company's competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company.

BACKLOG

         On June 30, 1997, the Company had a backlog of Data Acquisition contracts of approximately $15.0 million. In most cases, the agreements may be terminated by the customer upon 30 days written notice without substantial penalty. For this and other reasons, the Company's backlog at any particular date may not be indicative of the Company's revenues or other operating results for any succeeding fiscal period. The Company cannot, therefore, assure that the backlog will be realized as revenue. As of June 30, 1997, the Company's Data Processing center had contracted backlog of approximately $182,000. These contracts are generally terminable by the customer at any time prior to the actual work being done and, therefore, may not be indicative of future revenues or operating results.

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

SIGNIFICANT DEVELOPMENTS SINCE JUNE 30, 1996

         Business Expansion. In fiscal 1997 the Company continued the expansion of its operations. Data Acquisition activity increased due to a full year of operation from the two most recently added 3-D acquisition crews. The Company began operating in swamp and shallow water environments in conjunction with the addition of these crews in October 1995 and June 1996. This represented the Company's first significant Data Acquisition effort in these environments. The Company's Data Acquisition crews experienced reduced gross margins that, when combined with indirect overhead, depreciation and interest expenses, led to fiscal 1997 operational losses. The reduced gross margins also resulted from less than full utilization of the Company's crews and operational difficulties incurred on several significant projects. The Company's oil and gas exploration and production operation recognized its first revenues in the 1997 fiscal year and reported proved reserves with an after tax SEC PV10 value of $7,294,000.

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

         Financing Activities and Debt Covenants. On December 20, 1996, the Company entered into a financing agreement with RIMCO Partners, L.P., RIMCO Partners II, L.P., RIMCO Partners III, L.P. and RIMCO Partners IV, L.P. (collectively, "RIMCO") to provide $4,000,000 (increased to $5,500,000 on March 27, 1997) under a revolving credit facility for the expansion of the Company's exploration and production activities. On March 27, 1997, the Company borrowed an additional $2,000,000 from RIMCO for general working capital purposes. In August 1997 the Company borrowed an additional $2,000,000 from RIMCO with proceeds being utilized to fund the shareholder litigation settlement and legal and accounting fees incurred as a result of such litigation. The liability for borrowing from RIMCO was $18,684,346, including accrued interest as of September 30, 1997.

         RIMCO has waived the covenants, including principal and interest payment covenants, under the various financing agreements until July 1, 1998. As of June 30, 1997, the Company was also in default under certain provisions of its financing agreement for its trade receivables and was unsuccessful in obtaining a waiver. The Company still received advances under the agreement until November 30, 1997, at which time at the Company's request, the agreement was terminated.

         Unusual Charge. The Company leases a 720 channel OPSEIS 5586 telemetry acquisition system under an operating lease through March 2000. Due to the recording limitations of this system, the Company believes it has become non-competitive in the 3-D data acquisition market. The system has not operated since October 1996 and the Company recognized the remaining $929,191 of monthly lease payments in the fourth quarter of fiscal 1997.

         Additional Recent Developments. In August 1997, the Company's Board of Directors engaged Morgan Keegan & Company, Inc. ("Morgan Keegan") to assist in exploring, developing and recommending various strategic alternatives designed to enhance shareholder value. This activity did not produce any results deemed acceptable by the Board of Directors.

         Resignation of Independent Accountants and Restatement of Previously Issued Financial Statements. In February 1998, the Company's independent accountants (Coopers & Lybrand L.L.P.) who had issued opinions on the financial statements for the years ended June 30, 1997 and 1996 resigned and stated that its opinions with respect to the financial statements for those years should no longer be relied upon. In March 1998, the Company engaged Arthur Andersen LLP as its independent public accountants to perform the necessary audits and to issue new auditors' reports on the financial statements for fiscal 1997 and 1996.

         As a result of a comprehensive review begun by the Company in December 1997, and the audits performed by new independent public accountants, it was determined that certain adjustments and reclassifications were necessary to fairly state the financial statements for the years ended June 30, 1997 and 1996. These adjustments principally relate to the timing for recognition of contract revenue and associated costs under percentage of completion accounting and to certain costs which were expensed as cost of data acquisition but should have been recorded as capitalized oil and gas properties. In addition, it was determined that the gain on the sale of an oil and gas property previously reported of $559,461 in fiscal 1997 should not have been recognized in income but instead recorded as a reduction of oil and gas properties in accordance with full cost accounting. The following is a summary of the adjustments and the related impact on the statement of operations for each year previously reported:

                                                                          RESTATEMENTS FOR THE
                                                                              YEAR ENDED
                                                                               JUNE 30,
                                                                      ------------------------------
          Increase (decrease) of amounts previously reported
                                                                          1997              1996
                                                                      ------------      ------------

          Data acquisition revenues                                   $  1,428,718      $ (1,721,650)
          Data processing and reproduction revenues                         79,100           (79,100)
          Cost of data acquisition                                        (373,149)        1,074,658
          Gain on sale of oil and gas property                            (559,461)               --
          Interest expense                                                  72,168            50,515
                                                                      ------------      ------------

                    Net adjustments                                        647,376          (675,577)

          Net loss previously reported                                  (6,171,539)         (808,857)
                                                                      ------------      ------------
          Restated net loss for periods                               $ (5,524,163)     $ (1,484,434)
                                                                      ============      ============


         The net financial impact of these adjustments increases the loss previously reported in fiscal 1996 by $675,577 to $1,484,434 and reduces the loss previously reported in fiscal 1997 by $647,376 to $5,524,163, resulting in a net charge to equity of $28,201 for the combined two-year period.

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

                     Oil and        Natural       Natural Gas
                    Condensate        Gas         Equivalents     SEC PV10
                      (Mbbl)         (MMcf)        (MMcfe)         Value
                    ----------     ----------     ----------     ----------
    Developed               15            797            887     $1,267,000
    Undeveloped            169          8,761          9,775      6,735,300
                    ----------     ----------     ----------     ----------

                           184          9,558         10,662     $8,002,300
                    ==========     ==========     ==========     ==========

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

PRODUCTION AND PRICING

         The Company recognized its first revenues from its oil and gas operations in fiscal 1997. Since this was the first production it may not be indicative of future costs or prices. Production, average sales prices and production costs for fiscal 1997 are as follows:


                  Production
                      Oil and condensate (Bbls)                             418
                       Natural gas (Mcf)                                 48,331
                       Natural gas equivalents (Mcfe)                    50,839

                  Average sales price
                       Oil and condensate, per Bbl                     $  20.38
                       Natural gas, per Mcf                            $   2.17

                  Production costs, including production tax,
                        Per Mcfe                                       $   0.47


PRODUCTIVE WELLS

         The number of productive wells in which the Company had an interest at June 30, 1997 is set forth below. All of the wells are operated by others.

                                              Gross             Net
                                              -----            -----
                           Oil                    1               .1
                           Gas                   10              2.9
                                              -----            -----
                                                 11              3.0
                                              =====            =====

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

                                                             Acreage
                                                     ------------------------
                                                     Gross              Net
                                                    -------           -------
                  Developed                           6,305             2,352
                  Undeveloped                        24,471             8,085
                                                    -------           -------
                                                     30,776            10,437
                                                    =======           =======

DRILLING ACTIVITY

         A summary of the wells in which the Company participated that were completed in fiscal 1997 is set forth below. A productive well is a well which was producing or which was capable of commercial production at June 30, 1997.

                                                     Gross               Net
                                                    -------           -------
                 Exploratory
                   Productive                             9               2.1
                   Dry                                    3               1.0
                   Under evaluation                       2                .6
                                                    -------           -------
                                                         14               3.7
                                                    =======           =======

                 Development
                   Productive                             2                .9
                   Under evaluation                       1                .1
                                                    -------           -------
                                                          3               1.0
                                                    -------           -------
                                                         17               4.7
                                                    =======           =======

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

REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

         Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, some state laws establish maximum rates of production and some prorate production to market demand.

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

         Substantially all of the Company's assets, including all its oil and gas properties, are pledged under terms of various financing arrangements. See
Note 6 to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company and its subsidiaries are defendants or parties in lawsuits or other proceedings arising in the ordinary course of the Company's business. Such lawsuits typically relate to claims arising from the Company's seismic activities. The Company is not aware of any such proceedings which it deems to be potentially material.

         The Company was involved in an aborted merger in early fiscal 1997 that led to a proxy fight with a group of shareholders that styled themselves "The Universal Seismic Stockholders' Protective Committee" (the "Stockholders' Committee"). The proxy fight was resolved at the reconvened Annual Meeting of Shareholders on February 11, 1997, at which management's slate of directors was reelected and all of the Stockholders' Committee's proposals were defeated.

         Thereafter, Michael T. Kanarellis, one of the members of the Stockholders' Committee, submitted letters to various members of the Audit Committee of the Company, alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 were false and materially misstated" and alleging certain specific items of misstatement. The group also filed a suit against the Company and its directors styled The Universal Seismic Associates, Inc. Stockholders' Protective Committee, Michael T. Kanarellis, and Robert J. Kecseg Vs.. Michael J. Pawelek, Ronald L. England, Calvin G. Cobb, Gary Milavec, Steven Oakes, Rick Trapp, RIMCO Associates, L.P., Resource Investors Management Company, L.P. and Universal Seismic Associates, Inc., in the United States District Court of Delaware.

         All parties entered into a Stipulation of Settlement which was tendered to the Court on August 7, 1997, whereby RIMCO agreed to purchase all of the shares of the Company Common Stock owned by the Stockholders' Committee for an aggregate purchase price of $650,000, or $3.17 per share. Also in connection with the settlement, RIMCO entered into a $2 million loan agreement with the Company, with the proceeds being used to fund the immediate costs of settlement and to pay other expenses associated with the lawsuit. The settlement was approved by the Court on October 1, 1997, at which time the Court entered judgment dismissing all claims with prejudice. The Company believes that it will recover a substantial portion of its costs and expenses associated with the settlement of the lawsuit from its directors' and officers' liability insurance carrier.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The Company's common stock trades on the NASDAQ National Market System under the symbol "USAC". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock on the NASDAQ National Market System during the periods indicated:

                                          YEAR ENDED JUNE 30,
                       --------------------------------------------------------
                                  1997                            1996
                       -------------------------       ------------------------
                          HIGH            LOW              HIGH           LOW
                       ----------      ---------       -----------    ---------
First Quarter          $  8   7/8      $  5  1/4       $  5           $  2  7/8
Second Quarter            8   3/8         2  3/4          3  13/16       2  1/8
Third Quarter             5   /16         2  1/2          4  9/16        2  3/4
Fourth Quarter            4  3/16         1  9/16         5  7/8         3  7/8

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

RECENT SALES OF UNREGISTERED SECURITIES

         On August 14, 1996, the Company exercised its right to convert $500,000 in 5% Convertible Notes due February 1, 1998 and issued to RIMCO on January 19, 1996, into 145,208 shares of Common Stock at a conversion price of $3.45 per share. On September 30, 1996, the Company exercised its right to convert $3,000,000 in 10% Senior Secured Exchangeable General Obligation Notes and issued to RIMCO on January 19, 1996, into 795,754 shares of Common Stock at a conversion price of $3.77 per share. On March 17, 1997, the Company issued 5,000 shares to Calvin G. Cobb, a director of the Company, pursuant to the exercise of a stock option issued under the Company's Stock Incentive Plan. All of these shares of Common Stock were issued in transactions exempt from registration under Section 3(a)(9) or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING REVENUE AND COSTS

         As explained more fully in Note 3 to the Consolidated Financial Statements, the Company has restated and reclassified its financial statements for the years ended June 30, 1997 and 1996. All such changes are reflected in the following management's discussion and analysis.

         The fiscal 1997 revenues of $32,795,147 represent an increase of approximately 38% over fiscal 1996 revenues of $23,798,371. The increased revenues reflect gains in Data Acquisition activities. Data Acquisition revenues increased by approximately 38% to $31,443,903 in 1997 due primarily to a full year of operation of the Company's two most recently added 3-D acquisition crews. These crews were placed in service in October 1995 and June 1996, respectively. Data processing revenues remained relatively constant at $1,237,930 in fiscal 1997 as compared to $1,087,000 in fiscal 1996. Oil and gas revenues for fiscal 1997 were $113,314, which was the first year that the Company had oil and gas sales. The Company does expect oil and gas revenues to increase in fiscal 1998, although such increase is likely to be limited because the Company currently lacks sufficient cash to conduct its drilling activities.

         Operating expenses increased from $24,228,248 to $37,034,530, or approximately 53%, in fiscal 1997. Direct costs of Data Acquisition increased by approximately 45%, from $18,846,542 in fiscal 1996 to $27,408,064 in fiscal 1997, due to the Company's expanded 3-D crew operations. Direct costs of Data Processing increased slightly from $893,715 in 1996 to $905,992 in fiscal 1997 as no significant changes in Data Processing operations took place. Gross margins before depreciation for Data Acquisition operations declined to approximately 13% in fiscal 1997 from approximately 17% in fiscal 1996, due primarily to operational difficulties with certain seismic crews, increased provision for doubtful accounts and continued competitive pressure on seismic data acquisition pricing. Selling, general and administrative expenses increased approximately 11% from $2,247,845 in fiscal 1996 to $2,488,787 in fiscal 1997 due primarily to increased costs of insurance and corporate office operating expenses associated with the Company's expanded operations. In fiscal 1997, the Company incurred $2,146,313 in non-recurring expenses related to the aborted Suelopetrol merger and related proxy contest and shareholder litigation. For further discussion, see Item 3. "Legal Proceedings". The expenses incurred were as follows: (i) $301,230 relating to the aborted Suelopetrol merger and (ii) $1,845,083 of legal, accounting and other costs related to the proxy contest and subsequent litigation initiated by a shareholder, including uninsured settlement costs. Also, in fiscal 1997 the Company decided to expense the remaining portion of the operating lease for its obsolete Opseis 5586 data acquisition system totaling $929,191. Depreciation and amortization increased by approximately 40% from $2,240,146 in fiscal 1996 to $3,132,242 due primarily to equipment additions related to the Company's crew expansion made during fiscal 1996 and 1997.

         Interest expense increased by approximately 23%, from $1,071,454 in fiscal 1996 to $1,317,793 in fiscal 1997. The increased interest resulted primarily from equipment financing for the Company's Data Acquisition expansion and borrowings for working capital for the expanded operations.

         The Company reported a net loss of $5,524,163, or $(1.10) per share, for fiscal 1997 as compared to a net loss of $1,484,434, or $(0.35) per share in fiscal 1996. The current period net loss was primarily the result of (i) lower gross margins from Data Acquisition activities that resulted from less than full utilization of the Company's crews and operational difficulties on several significant projects, (ii) the non-recurring expenses associated with the aborted merger and related proxy contest and shareholder litigation, (iii) the increase in provision for doubtful accounts and (iv) the obsolescence of the Opseis data acquisition system. The proxy contest and shareholder litigation put additional downward pressure on profits as substantial management resources were diverted to manage the proxy contest and litigation. Management also believes that, in some instances, the proxy fight and shareholder litigation has resulted in damage to customer and other relationships which may result in lost business or require the Company to bid seismic projects more aggressively than in the past to obtain a project. The proxy contest and litigation also increased the difficulty of hiring crew personnel which also put additional pressure on operational efficiency. Although the Company is attempting to reduce its operating losses by increasing Data Acquisition marketing efforts, improving Company and crew management and staffing and otherwise attempting to increase the efficiency of its seismic crews, it is anticipated that operations will continue to be conducted at a loss in the near term.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, the Company's cash and cash equivalents increased by $877,246. This increase resulted from cash provided by operations of $1,840,918, proceeds from the sale of assets of $1,494,457 and net cash provided by financing activities of $4,648,192. Capital expenditures of $7,134,761 during fiscal 1997 included $6,244,428 invested in oil and gas properties, $606,389 for miscellaneous Data Acquisition equipment and $283,944 for Data Processing equipment. The Company increased long-term debt obligations by $6,345,028 during fiscal 1997. The Company incurred expenses relating to the aborted merger, proxy contest and shareholder litigation of $2,146,313 in fiscal 1997 of which approximately $602,000 was paid in fiscal 1997 and the remainder of which will be paid in fiscal 1998.

         In December 1996, UNEXCO entered into a $4,000,000 revolving line of credit facility with RIMCO. In March 1997, the agreement was amended increasing the revolving line to $5,500,000. Borrowings under the credit facility bear interest at 12% per year and mature on December 1, 1999. On September 30, 1997, the outstanding balance under this facility was $5,350,000.

         In March 1997, the Company borrowed an additional $2,000,000 from RIMCO for general working capital purposes. The note bears interest at 12% per year and matures on December 1, 1999.

         In August 1997, the Company borrowed an additional $2,000,000 from RIMCO. The proceeds were utilized to fund the shareholder litigation settlement and legal and accounting fees incurred as of a result of such litigation. The Company expects to recover a substantial portion of its costs of the settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier. Any and all proceeds from insurance reimbursements related to the litigation are required to be applied to amounts outstanding from the borrowing. The note bears interest at 12% per year and matures on December 1, 1999.

         Also, in August 1997, UNEXCO received $1,012,500 in exchange for the reduction of its working interest in its Lake Boeuf Prospect from 37.5% to 20.625%.

         The Company's other current liabilities balance increased by $1,570,812 from June 30, 1996 to June 30, 1997. The increase is primarily attributed to an accrual for the shareholder litigation settlement and related expenses in the amount of $1,205,000 net of the expected recovery from the Company's directors' and officers' liability insurance carrier and accruals for other unresolved disputes and various other pending litigation. As of June 30, 1997, the Company had approximately $1,559,000 in trade accounts receivable over 90 days past due, which as of September 30, 1997 had been reduced to $1,540,000. The Company increased its allowance for doubtful accounts receivable to $721,697 as of June 30, 1997 as compared to $125,172 as of June 30, 1996, primarily because of unresolved billings with two customers.

         As of June 30, 1997, the Company had a cash balance of $1,859,677. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it could generate substantial cash flow from its oil and gas properties if it had sufficient funding of its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

         As of June 30, 1997, the Company was in default on certain covenants of its RIMCO financing agreements and RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. The Company is negotiating an extension of this waiver and a debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. In the original agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebted to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest. As of June 30, 1997, the Company was also in default under certain provisions of its financing agreement for its trade receivables and was unsuccessful in obtaining a waiver. The Company still received advances under the agreement until November 30, 1997, at which time, at the Company's request, the agreement was terminated.

ITEM 7.  FINANCIAL STATEMENTS

                       UNIVERSAL SEISMIC ASSOCIATES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
Report of Independent Public Accountants........................................................................F-1
Consolidated Balance Sheets as of June 30, 1997 and 1996........................................................F-2
Consolidated Statements of Operations for the years ended June 30, 1997 and 1996................................F-3
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1997 and 1996........................................................................................F-4
Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996................................F-5
Notes to Consolidated Financial Statements......................................................................F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See Item 1 "Description of Business - Significant Developments Since June 30, 1996", the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on March 2, 1998 and the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 17, 1998 for discussions related to changes in and disagreements with accountants on accounting and financial disclosure that have occurred since the filing of the Company's Annual Report for the fiscal year ended June 30, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the members of the Board of Directors and executive officers of the Company as of October 10, 1997. Each of the directors is elected to serve until the next annual meeting of stockholders or until his successor has been elected or qualified. The executive officers have been elected to serve until his or her successor is elected and qualified.


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


------------------
*Members of the Audit Committee

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

         STEPHEN F. OAKES has been a director of the Company since May 1996. From 1989 to 1992, he served as Managing Director of Robert Fleming, Inc., an investment banking company. He has been Managing Director of Resource Investors Management Company Limited Partnership, an investment management company specializing in the energy industry and the general partner of each of the RIMCO partnerships, since 1992. Mr. Oakes also serves as a director of Dawson Production Services, Inc.

         GARY J. MILAVEC has served as a director of the Company since February 1996. Since 1990, he has been associated with Resource Investors Management Company Limited Partnership, first as a Vice President and presently as Managing Director. Mr. Milavec also serves as a director of Texoil, Inc. and Brigham Exploration Company, both of which are in the oil and gas exploration and production business similar to that of UNEXCO.

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

                                                                     ANNUAL COMPENSATION
                                                  ----------------------------------------------------------
                                                                                              OTHER
                                                                                              ANNUAL
    NAME AND PRINCIPAL POSITION           YEAR        SALARY             BONUS             COMPENSATION
------------------------------------------------------------------------------------------------------------
   Michael J. Pawelek                     1997      $  156,174       $        -0-            $8,250
     President and Chief Executive
     Officer                              1996      $  144,375       $     20,681            $8,250

                                          1995      $  120,000       $        -0-            $8,250

   Ronald L. England                      1997      $   93,704       $        -0-            $7,750
     Chief Financial Officer and
     Treasurer                            1996      $   89,625       $     12,948            $7,750

                                          1995      $   67,750       $        -0-            $7,750


EMPLOYMENT AGREEMENTS

         The Company entered into written employment contracts with Michael J. Pawelek and Ronald L. England for a term of two years beginning March 1, 1995, with automatic renewals for additional terms of two years unless Mr. Pawelek or Mr. England or the Company give notice at least 60 days prior to the expiration of the initial term or any renewal term. These contracts, which were automatically renewed in accordance with their respective aforedescribed terms provide for minimum annual salaries of $120,000 for Mr. Pawelek and $72,000 for Mr. England and annual discretionary incentive bonuses to be determined by the Board of Directors. Salaries may be increased, but not decreased during the term of the contract. If either is terminated for any reason other than "For Cause," as defined, or either individual terminates his employment for "Good Reason," as defined, the Company will (i) continue to pay his then current salary and annual bonus until the next succeeding December 31 on which the Company could have terminated the term of the contract and (ii) pay immediately a lump sum equal to the individual's then current annual salary and the amount of incentive bonus paid or payable for the immediately preceding year. Each of the individuals is also provided an automobile under the terms of their contract.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table reflects the beneficial ownership of the Company Common Stock as of October 10, 1997 with respect to (i) all persons known by the Company to be the beneficial owner of more than five percent of the Company Common Stock, (ii) directors and nominees for director of the Company and (iii) directors and officers of the Company as a group:

                                              Beneficial Ownership (1)
                                               As of October 10, 1997
                                            ---------------------------
Name and Address of Beneficial                Number           Percent
Owner, Identity of Group                    of Shares          of Class
--------------------------------------      ---------          --------
RIMCO Associates, Inc.                      1,384,612 (2)      24.39%
  600 Travis Street, Suite 6875
  Houston, Texas 77002

Kentex Holdings, Inc.                       1,170,000 (3)      21.91%
  16420 Park Ten Place
  Suite 300
  Houston, Texas 77084-5051

Rick E. Trapp                               1,190,700 (4)      22.30%
  P.O. Box 3715
  Egg Harbor City, New Jersey  08215

Directors
  Michael J. Pawelek                        1,172,000 (5)      21.95%
  Calvin G. Cobb                               35,000 (6)          *
  Ronald L. England                         1,172,000 (7)      21.95%
  Stephen F. Oakes                          1,384,612 (8)      24.39%
  Gary J. Milavec                                   0 (9)          -

Directors and Executive Officers
     as a group (8 persons)                 2,773,612          46.32% (10)

---------------------------
*  Indicates less than one percent.

(1) Unless otherwise noted each shareholder has sole voting and dispositive power with respect to the shares of Common Stock.

(2) Includes (i) 50,823 shares held of record, and 233,300 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P., (ii) 488,488 shares held of record, and 89,516 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. II, (iii) 61,510 shares held of record, and 6,600 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. III, and (iv) 340,141 shares held of record, and 114,234 shares purchasable within 60 days upon the exercise of warrants, by RIMCO Partners, L.P. IV. RIMCO Associates, Inc. is the sole general partner of Resource Investors Management Company Limited Partnership, which is the sole general partner of each of the RIMCO, and may therefore be deemed to beneficially own all of the Company's common stock owned by the RIMCO. After the transfer of the 205,300 shares of the Company Common Stock pursuant to the settlement dated August 7, 1997 and described in Item 3. "Legal Proceedings", RIMCO Associates, Inc. will have beneficial ownership of 1,589,912 shares, or 27%, of the Company's outstanding Common Stock assuming the warrants are exercised. The transfer of those shares is subject to certain conditions.

(3) Includes 1,065,000 shares owned beneficially and of record by Sierra, wholly owned by Kentex, and 105,000 shares purchasable within sixty days pursuant to warrants immediately exercisable, 100,000 of which are exercisable at a price of $3.75 per share and 5,000 of which are at a price of $2.50 per share.

(4) Includes 20,700 shares owned beneficially and of record by Mr. Trapp and 1,170,000 shares owned beneficially by Kentex. Mr. Trapp owns 40% of Kentex's outstanding voting securities and is a director and officer of Kentex, and may, therefore, be deemed to beneficially own all of the Common Stock owned by Kentex.

(5) Includes 2,000 shares owned beneficially and of record by Mr. Pawelek and 1,170,000 shares owned beneficially by Kentex. Mr. Pawelek owns 40% of Kentex's outstanding voting securities and is a director and officer of Kentex and may, therefore, be deemed to beneficially own all of the Company's common stock owned by Kentex.

(6) Includes 5,000 shares owned beneficially and of record by Mr. Cobb and 5,000 shares purchasable within sixty days under options granted to employees pursuant to the 1992 Stock Incentive Plan, 10,000 shares purchasable within sixty days under options granted to directors pursuant to the 1995 Non-Employee Directors' Stock Option Plan and 15,000 shares purchasable within sixty days under a warrant.

(7) Includes 2,000 shares owned beneficially and of record by Mr. England and 1,170,000 shares owned beneficially by Kentex. Mr. England owns 20% of Kentex's outstanding voting securities and is a director and officer of Kentex and may, therefore, be deemed to beneficially own all of the Company's common stock owned by Kentex.

(8) Includes 1,384,612 shares beneficially owned by RIMCO Associates, Inc. and the RIMCO with respect to which Mr. Oakes shares voting rights.

(9) Excludes 1,384,612 shares beneficially owned by RIMCO Associates, Inc. and the RIMCO with respect to which Mr. Milavec has disclaimed beneficial ownership.

(10) Includes 310,000 shares of Common Stock purchasable within 60 days under options and warrants granted to various directors and officers, 1,384,612 shares beneficially owned by RIMCO Associates, Inc. with respect to which Mr. Oakes shares voting rights (443,650 purchasable within 60 days pursuant to warrants immediately exercisable) and 1,170,000 shares owned beneficially by Kentex (105,000 purchasable within 60 days pursuant to warrants immediately exercisable). Mr. Pawelek and Mr. England collectively own 60% of the outstanding voting securities of Kentex and are each executive officers and directors of Kentex and may, therefore, be deemed to beneficially own all of the Company's common stock owned by Kentex. After the transfer of the 205,300 shares of the Company Common Stock pursuant to the settlement dated August 7, 1997 and described in Item 3. "Legal Proceedings", Directors and Officers as a group will have beneficial ownership of 2,978,912 shares, or 49.75%, of the

         Company's outstanding Common Stock. The transfer of those shares is subject to certain conditions. The address for each of the officers and directors of the Company is 16420 Park Ten Place, Suite 300, Houston, Texas 77084-5051.

CHANGE IN CONTROL

         A number of events occurred in fiscal 1997 and thereafter which may effect or have effected a change in control of the Company. Because the Company has defaulted on substantially all of its credit facilities, incurred large operating losses from its data acquisition operation, lacks sufficient funding for its oil and gas and seismic operations, and has limitations on sources of additional capital, the Company has retained Morgan Keegan in August 1997 to assist it in determining its strategic alternatives and developing recommendations to attempt to maximize shareholder value. This activity did not produce any results deemed acceptable by the Board of Directors.

         Since January 1996, RIMCO has been a principal shareholder and lender and has had two nominees serving on the Board of Directors of the Company. As a result of the agreed purchase by RIMCO of 205,300 shares of Common Stock in connection with the settlement of the shareholder litigation and the conversion by the Company of $3,500,000 in debt owed by the Company to RIMCO into an aggregate of 940,962 shares of Common Stock, RIMCO has or will have record ownership of 1,146,262 shares of Common Stock, or 22% of the issued and outstanding Common Stock of the Company on October 10, 1997. RIMCO also has the right to acquire at an aggregate price of $1,911,350 up to an additional 443,650 shares of Common Stock under currently exercisable warrants, which could increase RIMCO's holdings to 27% of the issued and outstanding Common Stock of the Company. In addition, since June 30, 1996 the Company has entered into three new credit facilities with RIMCO for an aggregate of $9,500,000, which when combined with prior RIMCO loans aggregated $18,182,516 at September 30, 1997, or in excess of 90% of the Company's debt at such date. RIMCO's debt is secured by substantially all of the assets of the Company. The Company is in default on numerous material covenants in its credit facilities with RIMCO, including payment covenants. RIMCO has waived the Company's defaults under the covenants including payment of principal and interest until July 1, 1998. RIMCO has waived or modified these covenants to give the Company additional time and flexibility to pursue the strategic alternatives described above.

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

         The Company has performed seismic services for Energy Arrow, for which Matthew R. Bob, a former director of the Company, is President and an owner. In fiscal 1996, the Company received approximately $1,201,000 for seismic services performed for Energy Arrow under various contracts.

         The Company had net unpaid advances of $76,440 due from Sierra Management, Inc., a company partially owned by Messrs. Pawelek and England, as of July 1, 1995. This amount was repaid by payments of $48,000 and $28,440 on September 30, 1995 and 1996, respectively. Payments were without interest.

         On February 1, 1996, the Company entered into a consulting agreement with Mr. Billy E. Trapp, the former President of the Company who retired from full time employment in March 1991 (the "Billy Trapp Consulting Agreement"). Pursuant to the Billy Trapp Consulting Agreement, the Company pays Mr. Trapp $4,000 per month and provided group insurance for Mr. Trapp and his wife for his services as a consultant to the Company for a term of ten years, provided that the Company may terminate the agreement for good cause. In connection with the Billy Trapp Consulting Agreement, Mr. Trapp and his wife executed a release agreement whereby each jointly and severally released the Company, Sierra and their respective affiliates, officers, directors, employees and representatives from any liabilities or claims related to a certain letter agreement regarding advisory and consulting services dated February 14, 1992 between Mr. Trapp and the Company, a certain letter agreement for consulting services, stock assignment, termination of stock options and group life insurance coverages dated February 14, 1992 by Mr. Trapp, with a joinder by Mrs. Trapp, and any other agreements or relationships between Mr. Trapp and/or Mrs. Trapp and the Company and/or Sierra. In connection with amending the consulting agreement, the Company issued Mr. Trapp warrants to purchase 37,500 shares of common stock at $3.75 per share. Billy E. Trapp is the father of Rick E. Trapp, the Company's former Chief Executive Officer and Chairman of the Board.

         On December 15, 1994, the Company entered into a consulting agreement with Rick E. Trapp, the former Chief Executive Officer and Chairman of the Board of Directors, for a term of three years (the "Rick Trapp Consulting Agreement"). The Rick Trapp Consulting Agreement provided for (i) a monthly fee of $10,000 to be paid to Mr. Trapp, and (ii) a covenant not to engage in certain activities in competition with the Company for a period of six months following termination of the agreement. On September 22, 1996, Mr. Trapp and the Company agreed to terminate the Rick Trapp Consulting Agreement. In connection therewith (i) the Company agreed to pay to Mr. Trapp the sum of $40,000, payable in four equal monthly installments commencing on October 1, 1996, and (ii) Mr. Trapp executed a release and waiver agreement pursuant to which Mr. Trapp agreed to release the Company and its affiliates, officers, directors, employees and representatives from any and all liability and claims related to Mr. Trapp's employment with the Company, the termination of Mr. Trapp's employment, the Rick Trapp Consulting Agreement and any other agreements and relationships between the Company and Mr. Trapp. The release and waiver agreement further provided that Mr. Trapp not compete with the Company nor solicit any employee, agent or representative of the Company for a period of one year thereafter. The Company paid Mr. Trapp for four additional months as a result of work performed by him (a total of $110,000 in fiscal 1997) and paid for his and his wife's group insurance through May 31, 1997.

         On January 19, 1996, the Company entered into a financing arrangement with RIMCO providing up to $7,000,000, of which $4,000,000 was immediately funded, to restructure existing debt. Messrs. Oakes and Milavec are employees of RIMCO's general partner. The debt restructure consisted of (i) $3,500,000 in 10% Senior Secured General Obligation Notes payable in 48 equal monthly installments of principal plus interest (payments due after June 30, 1997, extended to December 1, 1997), and (ii) $500,000 in 5% Convertible Notes maturing on February 1, 1998, with monthly payments of interest, convertible into common stock of the Company (the "Convertible Notes") at a conversion price of $3.45 per share, subject to adjustment. The remaining $3,000,000 was subsequently funded under 10% Senior Secured Exchangeable General Obligation Notes, which were exchangeable for common stock of the Company (the "Exchangeable Notes") at an exchange price of $3.77 per share, subject to adjustment. The proceeds were used to finance the Company's exploration and production activities. In connection with this financing arrangement, the Company issued to RIMCO warrants to purchase 165,000 shares of the Company's common stock at a purchase price of $3.14 per share, subject to adjustment. On August 14, 1996, the Company exercised its right to convert the Convertible Notes into 145,208 shares of the common stock of the Company. On September 30, 1996, the Company exercised its right to exchange the Exchangeable Notes for 795,754 shares of the Company's common stock.

         On May 28, 1996, the Company entered into an additional credit facility with RIMCO pursuant to which the Company issued 10% Senior Secured General Obligation Notes in the aggregate principal amount of $6,500,000. The proceeds were used to acquire new seismic equipment and retire some existing debt. The notes provide for monthly payments of interest only until November 1, 1996 (extended to July 1, 1998), then $138,106, including interest, with the balance due December 1, 1999, and are secured by the Company's seismic equipment. In connection with this credit facility, the Company issued to RIMCO warrants to purchase 278,650 shares of the Company's common stock at a purchase price of $5.00 per share, subject to adjustment.

         On December 20, 1996, the Company entered into another financing agreement with RIMCO to provide $4,000,000 (increased to $5,500,000 on March 27, 1997) under a revolving credit facility for the expansion of the Company's exploration and production activities ($5,350,000 outstanding at June 30, 1997). RIMCO has the right of approval on any property that funds are advanced toward. The financing agreement is secured by the Company's oil and gas properties.

         On March 27, 1997, the Company borrowed an additional $2,000,000 from RIMCO under new 12% Senior Secured General Obligation Notes with interest payable monthly (interest due after June 30, 1997, has been deferred to July 1, 1998) and principal due December 1, 1999. The proceeds were used for working capital. The notes are secured by the Company's seismic equipment.

         On August 6, 1997, the Company borrowed an additional $2,000,000 from RIMCO under another 12% Senior Secured General Obligation Note, also secured by the Company's seismic equipment, with interest payable monthly (extended to July 1, 1998) and principal due December 1, 1999. The proceeds were used to fund the shareholder settlement described under "Legal Proceedings".

         Employees of RIMCO's general partner introduced the Company to the operator of the Lake Boeuf and the East Holly Beach prospects, and on April 17, 1996, the Company entered into agreements to acquire an interest in both prospects. On May 14, 1996, the Company and affiliates of RIMCO entered into an agreement for the RIMCO affiliates to pay the Company for 25% of its costs incurred and to participate on the same basis as the Company as to 25% of the Company's then interest in the two prospects. In August 1996, the Company sold a portion of its remaining interest in the Lake Boeuf prospect to an unaffiliated party. The Company and affiliates of RIMCO also participate in the West Refugio prospect as non-operator, on similar terms.

         RIMCO has waived the Company's defaults under the covenants in its various financing agreements until July 1, 1998. It has also deferred payments of interest and principal due after June 30, 1997 until July 1, 1998. As of September 30, 1997, the Company was indebted to RIMCO under the various financing agreements for $18,182,516 principal and $501,830 accrued interest.

         The Company and Brigham Exploration Company both participate in the Southwest Danbury prospect. Mr. Milavec is a director of both companies. In addition, the Company and Texoil, Inc. both participate in the Daniel Ranch and Refugio prospects. Mr. Milavec is a director of both of these companies.

         As of March 1, 1997, the Company entered into an agreement with Corstone Corporation, a business in which Calvin G. Cobb is a managing director, to provide investor relations and corporate communication services. The term of the agreement is one year and provides for a monthly fee of $9,500.

         The shareholder litigation described in Item 3. "Legal Proceedings" involved claims against the individual directors, in addition to the Company itself, all of which were settled by the Company on behalf of itself and its directors. The Company incurred approximately $1.85 million in legal, accounting and other costs to defend the lawsuit, a portion of which it believes may eventually be recovered from its directors' and officers' liability insurance carrier.

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

         While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections contained in the Company's quarterly, annual and other reports filed with the Securities and Exchange Commission, the Company does not intend to publicly review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

         As noted elsewhere, the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for fiscal year ended June 30, 1997 is amended by this Form 10-KSB/A to reflect the audits and restatements of the Company's 1997 and 1996 financial statements. Certain forward-looking statements as of October 20, 1997, the date of the filing of the Company's Annual Report on Form 10-KSB, have been superseded by subsequent events. The Company has not updated such forward-looking statements to reflect those subsequent events.

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

        Exhibit
        Number                                                                          File No.
        -------                                                                         --------
        3.1       Restated Certificate of Incorporation of the Company                  33-46235
        3.2       Amended and Restated Bylaws of the Company                            33-57994
        4.1       Form of Stock Certificate                                             33-46235
       10.2       Employment Agreement between the Company and Michael
                  J. Pawelek effective March 1, 1995                                    33-46235
       10.3       Form of Indemnification Agreement between the Company
                  and directors and certain officers                                    33-46235
       10.4       Stock Incentive Plan                                                  33-46235
       10.5       1994 Employee Stock Option Plan (Ex. 4.2)                             33-79448
       10.6       1995 Non-Employee Directors' Stock Option Plan                        96-10KSB
       10.13      Office space lease between Park Ten No. 1, Ltd. and
                  Universal Seismic Associates, Inc.                                    96-10KSB
       10.14      Loan and Security Agreement between Fidelity Funding, Inc.
                  and the Company                                                       96-10KSB
       10.15      Note Purchase Agreement dated as of January 19, 1996 by
                  and between the Company, RIMCO Partners, L.P., RIMCO Partners,
                  L.P.II, RIMCO Partners, L.P.III and RIMCO Partners, L.P.IV,
                  ("RIMCO")(RIMCO #1)                                                   96-10KSB
       10.15      First Amendment to RIMCO #1 Note Purchase Agreement dated as of May
                  28, 1996 by and between the Company and RIMCO                         97-10KSB/A
       10.15      Second Amendment to RIMCO #1 Note Purchase Agreement
                  dated as of August 13, 1996                                           97-10KSB/A
       10.15      Third Amendment to RIMCO #1 Note Purchase Agreement                   12/31/96 -
                  dated as of December 20, 1996                                         10QSB
       10.15      Fourth Amendment to RIMCO #1 Note Purchase Agreement                  03/31/97 -
                  dated as of March 27, 1997 (Ex.1.4)                                   10QSB
       10.15      Fifth Amendment to RIMCO #1 Note Purchase Agreement
                  dated as of August 6, 1997                                            97-10KSB/A
       10.16      Note Purchase Agreement dated as of January 19, 1996 by and between UNEXCO and RIMCO Partners, L.P.II, RIMCO
                  Partners L.P.III. and RIMCO Partners, L.P.IV                          96-10KSB
       10.16.1    First Amendment to Note Purchase Agreement dated as of May
                  28, 1996 by and between UNEXCO and RIMCO Partners,
                  L.P. II, RIMCO Partners L.P.III, RIMCO Partners L.P.IV                96-10KSB/A
       10.17      Stock Ownership and Registration Rights Agreement by and
                  between the Company, UNEXCO and RIMCO                                 96-10KSB

        Exhibit
        Number                                                                          File No.
        -------                                                                         --------
       10.17.1    First Amendment to Stock Ownership and Registration Rights
                  Agreement, dated as of May 28, 1996                                   96-10KSB/A
       10.18      Warrant Agreement dated January 19, 1996 by and between the
                  Company and RIMCO                                                     96-10KSB
       10.19      Guaranty and Exchange Agreement dated January 19, 1996 by
                  and between UNEXCO and RIMCO                                          96-10KSB/A
       10.19.1    First Amendment to Guaranty and Exchange Agreement dated
                  May 28, 1996 by and between UNEXCO and RIMCO                          96-10KSB
       10.20      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO partners, L.P. for the
                  purchase of 57,750 shares of the Company's Common Stock               96-10KSB
       10.21      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO Partners, L.P.II for the
                  purchase of 57,750 shares of the Company's Common Stock               96-10KSB
       10.22      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO Partners, L.P.III for the
                  purchase of 6,600 shares of the Company's Common Stock                96-10KSB
       10.23      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO Partners, L.P.IV for the
                  purchase of 42,900 shares of the Company's Common Stock               96-10KSB
       10.24      Note Purchase Agreement dated as of May 28, 1996 by and
                  between the Company and RIMCO (RIMCO #2)                              96-10KSB
       10.24.1    First Amendment to RIMCO #2 Note Purchase Agreement                   12/31/96 -
                  dated as of December 20, 1996                                         10QSB
       10.24.2    Second Amendment to RIMCO #2 Note Purchase Agreement                  03/31/97 -
                  dated as of March 27, 1997 (Ex.1.5)                                   10QSB
       10.24      Third Amendment to RIMCO #2 Note Purchase Agreement
                  dated as of August 6, 1997                                            97-10KSB
       10.25      Warrant Agreement dated May 28, 1996 by and between the
                  Company and RIMCO                                                     96-10KSB
       10.26      Common Stock Purchase Warrant executed May 28, 1996 by
                  the Company in favor of RIMCO Partners, L.P. for the
                  purchase of 175,550 shares of the Company's Common Stock              96-10KSB
       10.27      Common Stock Purchase Warrant executed May 28, 1996 by the
                  Company in favor of RIMCO Partners, L.P.II for the
                  purchase of 31,766 shares of the Company's Common Stock               96-10KSB
       10.28      Common Stock Purchase Warrant executed May 28, 1996 by the
                  Company in favor of RIMCO Partners, L.P.III for the
                  purchase of 71,334 shares of the Company's Common Stock               96-10KSB
       10.29      Amended and Restated Note Purchase Agreement dated March              03/31/97 -
                  27, 1997 between UNEXCO and RIMCO (Ex.1.1)                            10QSB
       10.30      Amended and Restated Note Purchase Agreement dated March              03/31/97 -
                  27, 1997 between UNEXCO and RIMCO (Ex.1.2)                            10QSB

        Exhibit
        Number                                                                          File No.
        -------                                                                         --------
       10.31      Amended and Restated Pledge Agreement dated March 27,                 03/31/97 -
                  1997 between the Company and RIMCO (Ex.1.3)                           10QSB
       10.32      Note Purchase Agreement dated as of March 27, 1997 between            03/31/97 -
                  the Company and RIMCO (Ex. 1.6)                                       10QSB
       10.32.1    First Amendment to Note Purchase Agreement dated as of
                  August 6, 1997                                                        97-10KSB
       10.32.2    Note Purchase Agreement dated as of August 6, 1997 between
                  the Company and RIMCO                                                 97-10KSB
       10.33      Employment Agreement between the Company and Ronald L.
                  England effective March 1, 1995                                       97-10KSB
       10.34      Employment Agreement between the Company and Peter B.
                  Spooner effective March 31, 1996                                      97-10KSB
       10.35      Employment Agreement between the Company and Patrick
                  A. Donais effective August 1, 1997                                    97-10KSB
       10.36      Employment Agreement between the Company and Joe T. Rye
                  dated August 7, 1997                                                  97-10KSB
       10.37      Warrant to Purchase Shares of Common Stock executed
                  January 12, 1996 in favor of Ronald L. England for purchase
                  of 5,000 shares of the Company's Common Stock                         97-10KSB
       10.38      Warrant to Purchase Shares of Common Stock executed
                  January 12, 1996 in favor of Ronald L. England for purchase
                  of 100,000 shares of the Company's Common Stock                       97-10KSB
       10.39      Warrant to Purchase Shares of Common Stock executed
                  January 16, 1996 in favor of Calvin G. Cobb for purchase of
                  15,000 shares of the Company's Common Stock                           97-10KSB
       10.40      Seismic equipment lease between NYNEX Credit Company
                  and the Company dated as of October 2, 1995                           97-10KSB
       10.41      Settlement Agreement and General Release dated effective
                  August 5, 1997 by and among The Universal Seismic
                  Associates, Inc. Stockholders' Protective Committee, Michael
                  T. Kanarellis, and Robert J. Kecseg, Michael J. Pawelek, Ronald
                  L. England, Calvin G. Cobb, Gary Milavec, Stephen Oakes,
                  Rick E. Trapp, Universal Seismic Associates, Inc., RIMCO
                  Associates, Inc. and Resource Investors Management Company
                  Limited Partnership.                                                  97-10KSB
        21.1      Subsidiaries of the Company                                           97-10KSB
        23.2      Consent of Netherland, Sewell & Associates, Inc.                      97-10KSB
        27        Financial Data Schedule (included only in the electronic
                  filing of this document)

-------------

         (b)      REPORTS ON FORM 8-K

                  No current report on Form 8-K was filed during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     UNIVERSAL SEISMIC ASSOCIATES, INC.


                                     By: /s/ Joe T. Rye
                                         -------------------------------------
                                         Joe T. Rye
                                         President and Chief Executive Officer


                                     Date:  July 2, 1998

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    SIGNATURE                                    DATE
                    ---------                                    ----
         /S/  MICHAEL J. PAWELEK                              July 2, 1998
-----------------------------------------------------
Michael J. Pawelek, President, Chief Executive
           Officer, and Director


         /s/  GARY J. MILAVEC                                 July 2, 1998
-----------------------------------------------------
Gary J. Milavec, Director


         /s/  STEPHEN F. OAKES                                July 2, 1998
-----------------------------------------------------
Stephen F. Oakes, Director


         /s/  JOE T. RYE                                      July 2, 1998
-----------------------------------------------------
Joe T. Rye, Chief Accounting Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Universal Seismic Associates, Inc.:



We have audited the accompanying consolidated balance sheets of Universal Seismic Associates, Inc. and Subsidiaries (a Delaware corporation) as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Seismic Associates, Inc. and Subsidiaries, as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations of $4,239,383 and $429,877 during the years ended June 30, 1997 and 1996, respectively, and has an accumulated deficit and a net working capital deficiency of $11,834,660 and $1,626,985, respectively, as of June 30, 1997, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.





Houston, Texas                                 /s/ Arthur Andersen LLP
June 30, 1998

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,
                                                                                  ------------------------------
                                                                                      1997              1996
                                                                                  ------------      ------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                                       $  1,859,677      $    982,431
  Accounts receivable, net                                                           5,579,876         5,608,882
  Costs and estimated earnings in excess of billings on uncompleted contracts          702,066         3,278,086
  Prepaid expenses and other current assets                                            498,982           626,254
                                                                                  ------------      ------------

                     Total current assets                                            8,640,601        10,495,653

Property and equipment, net
  Seismic property and equipment                                                    15,896,535        17,953,678
  Oil and gas properties, full cost method                                           6,881,115         2,166,730
                                                                                  ------------      ------------

                     Total property and equipment, net                              22,777,650        20,120,408

Other assets:
  Goodwill, net                                                                        601,694           652,538
  Other                                                                                228,088           427,612
                                                                                  ------------      ------------
                                                                                       829,782         1,080,150

                     Total assets                                                 $ 32,248,033      $ 31,696,211
                                                                                  ============      ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                                        $  1,423,859      $  4,960,447
  Billings in excess of costs and estimated earnings on uncompleted contracts          499,916         2,267,896
  Accounts payable                                                                   5,912,647         6,000,156
  Accrued and other current liabilities                                              2,431,164           860,352
                                                                                  ------------      ------------

                     Total current liabilities                                      10,267,586        14,088,851

Long-term obligations, net of current maturities                                    16,729,140        10,384,112
                                                                                  ------------      ------------

                    Total liabilities                                               26,996,726        24,472,963
                                                                                  ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value; 20,000,000 shares authorized; 5,239,109 and
    4,283,147 shares issued and 5,234,109 and 4,278,147 shares outstanding                 523               428
  Additional paid in capital                                                        17,105,444        13,553,317
  Accumulated deficit                                                              (11,834,660)       (6,310,497)
  Less:  Treasury stock, at cost; 5,000 shares                                         (20,000)          (20,000)
                                                                                  ------------      ------------

                    Total stockholders' equity                                       5,251,307         7,223,248
                                                                                  ------------      ------------

                    Total liabilities and stockholders' equity                    $ 32,248,033      $ 31,696,211
                                                                                  ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED JUNE 30,
                                                                       ------------------------------
                                                                            1997              1996
                                                                       ------------      ------------
Operating revenues:
  Data acquisition                                                     $ 31,443,903      $ 22,711,371
  Data processing                                                         1,237,930         1,087,000
  Oil and gas                                                               113,314
                                                                       ------------      ------------

                     Total operating revenues                            32,795,147        23,798,371
                                                                       ------------      ------------

Operating expenses:
  Cost of data acquisition                                               27,408,064        18,846,542
  Cost of data processing                                                   905,992           893,715
  Oil and gas operating                                                      23,941
  Selling, general and administrative                                     2,488,787         2,247,845
  Cost of aborted merger, proxy contest and shareholder litigation        2,146,313
  Operating lease recognition (Note 6)                                      929,191
  Depreciation, depletion  and amortization                               3,132,242         2,240,146
                                                                       ------------      ------------

                     Total operating expenses                            37,034,530        24,228,248
                                                                       ------------      ------------

                     Total operating loss                                (4,239,383)         (429,877)

Interest expense, net of capitalized interest                            (1,317,793)       (1,071,454)
Other income                                                                 33,013            16,897
                                                                       ------------      ------------

Net loss                                                               $ (5,524,163)     $ (1,484,434)
                                                                       ============      ============

Net loss per share                                                     $      (1.10)     $      (0.35)
                                                                       ============      ============

Weighted average common shares outstanding                                5,012,732         4,212,596
                                                                       ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended June 30, 1997 and 1996


                                    COMMON STOCK                TREASURY STOCK           ADDITIONAL                      TOTAL
                             --------------------------    --------------------------     PAID IN      ACCUMULATED    STOCKHOLDERS'
                                SHARES         AMOUNT         SHARES        AMOUNT        CAPITAL        DEFICIT         EQUITY
                             ------------   ------------   ------------  ------------   ------------  ------------   ------------
Balance July 1, 1995            4,202,498   $        421          5,000  $    (20,000)  $ 13,183,172  $ (4,826,063)  $  8,337,530

Net loss                                                                                                (1,484,434)    (1,484,434)

Issuance of detachable                                                                       100,000                      100,000
 stock warrants

Exercise of stock
 options                           75,649              7                                     270,145                      270,152
                             ------------   ------------   ------------  ------------   ------------  ------------   ------------
Balance June 30, 1996           4,278,147            428          5,000       (20,000)    13,553,317    (6,310,497)     7,223,248

Net loss                                                                                                (5,524,163)    (5,524,163)

Exercise of stock options
Exercise of convertible            15,000              1                                      51,249                       51,250
 and exchangeable notes           940,962             94                                   3,500,878                    3,500,972
                             ------------   ------------   ------------  ------------   ------------  ------------   ------------


Balance June 30, 1997           5,234,109   $        523          5,000  $    (20,000)  $ 17,105,444  $(11,834,660)  $  5,251,307
                             ============   ============   ============  ============   ============  ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                                 ------------------------------
                                                                                      1997              1996
                                                                                 ------------      ------------
Cash flows from operating activities:
  Net loss                                                                       $ (5,524,163)     $ (1,484,434)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation, depletion and amortization                                    3,132,242         2,240,146
        Loss on disposal of assets                                                        --              1,333
        Accrued loss on operating lease                                               929,191                --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                    29,006        (1,817,057)
           Costs and estimated earnings in excess of billings on uncompleted
              contracts                                                             2,576,020        (3,171,502)
           Prepaid expenses and other current assets                                  842,771           561,324
           Accounts payable                                                           (87,509)        4,039,277
           Billings in excess of costs and estimated earnings on uncompleted
              contracts                                                            (1,767,980)        1,865,149
           Accrued and other current liabilities                                    1,584,284           (22,456)
           Other assets                                                               127,056          (147,475)
                                                                                 ------------      ------------

              Net cash provided by operating activities                             1,840,918         2,064,305
                                                                                 ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                                             (7,134,761)       (3,198,511)
  Proceeds from sale of assets                                                      1,494,457            29,840
  Proceeds from receivable from stockholder                                            28,440            48,000
                                                                                 ------------      ------------

              Net cash used in investing activities                                (5,611,864)       (3,120,671)
                                                                                 ------------      ------------

Cash flows from financing activities:
  Proceeds from debt and obligations                                               30,374,414        32,507,930
  Payments on debt and obligations                                                (25,764,972)      (32,047,642)
  Proceeds from issuance of common stock                                               38,750           270,152
  Proceeds from issuance of stock warrants                                               --             100,000
                                                                                 ------------      ------------

               Net cash provided by financing activities                            4,648,192           830,440
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  877,246          (225,926)
Cash and cash equivalents at beginning of period                                      982,431         1,208,357
                                                                                 ------------      ------------

Cash and cash equivalents at end of period                                       $  1,859,677      $    982,431
                                                                                 ============      ============

Supplemental disclosures:
  Cash paid for interest                                                         $  1,767,245      $  1,016,425
  Equipment acquired in exchange for notes payable                                     98,336         7,504,899
  Prepaid expenses financed by notes payable                                          671,471           616,272
  Conversion of long-term obligations to common stock                               3,500,972                --

   The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       LIQUIDITY AND OPERATING LOSSES:

         The accompanying consolidated financial statements have been prepared assuming that Universal Seismic Associates, Inc. and Subsidiaries (the "Company) will continue as a going concern. As more fully explained below, the Company has suffered recurring losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and has an accumulated deficit and a net working capital deficiency of $11,834,660 and $1,626,985, respectively, as of June 30, 1997.

         As of June 30, 1997, the Company had a cash balance of $1,859,677. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it could generate substantial cash flow from its oil and gas properties if it had sufficient funding of its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

         As of June 30, 1997, the Company was in default on certain covenants of its RIMCO (see Note 6) financing agreements and RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. The Company is negotiating an extension of this waiver and a debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. In the original agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebted to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest (unaudited). As of June 30, 1997, the Company was also in default under certain provisions of its financing agreement for its trade receivables and was unsuccessful in obtaining a waiver. The Company still received advances under the agreement until November 30, 1997, at which time, at the Company's request, the agreement was terminated.

         The above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

         Organization and Principles of Consolidation

         The Company is engaged primarily in land geophysical services. These services include the contract acquisition of three-dimensional seismic data and the processing and reproduction of seismic data. The Company also participates in oil and gas exploration, development, and production activities. The consolidated financial statements are presented after all significant intercompany accounts and transactions have been eliminated.

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

         The Company follows the full cost method of accounting for oil and gas activities. Under this method of accounting, all costs incurred in the acquisition, exploration, and development of oil and gas properties, including costs incurred by the Company's own data acquisition subsidiary, are capitalized. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. Net capitalized costs of oil and gas properties are limited to the lower of unamortized costs or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. Disposition of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. A large portion of the capitalized costs related to the Company's oil and gas activities are created by the Company's data acquisition business. All intercompany profit has been eliminated.

         Unevaluated properties and associated costs not being amortized and included in oil and gas properties were $3,839,390 and $2,166,730 at June 30, 1997 and 1996, respectively. The properties represented by these costs were at such dates undergoing exploration or development activities, or are properties on which the Company intends to commence such activities in the future, assuming sufficient funding is available. The Company believes that the unevaluated properties at June 30, 1997 will be substantially evaluated and therefore subject to amortization in

         12 to 24 months. The Company capitalized interest in the amount of $317,370 and $58,831 for fiscal years 1997 and 1996, respectively, relating to unevaluated properties.

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

         Deferred Financing Costs

         Costs incurred in connection with the issuance of the Company's long-term debt and notes payable are capitalized and amortized over the terms of the respective borrowings using a method which approximates the interest method. Accumulated amortization relating to deferred financing costs totaled $125,480 and $67,313 at June 30, 1997 and 1996, respectively.

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

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This Statement specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a significant impact on its calculation of earnings per share.

         Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company's most significant estimates are based on uncompleted seismic acquisition contracts and remaining proved oil and gas reserves. See Supplemental Oil and Gas Disclosures in Note 13. While it is believed that such estimates are reasonable, actual results could differ from those estimates due to uncertainties inherent in the estimation process.

         Stock Based Compensation

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation which is effective for the Company beginning July 1, 1996. SFAS No. 123 permits, but does not require, a fair-value-based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic value method of accounting for such plans where no compensation expense is recognized. See Note 8 for the pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied.

         Concentration of Credit Risk

         The Company maintains deposits in a bank which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institution and believes that any possible deposit loss is minimal. The Company has not experienced such losses in the past.

         The Company operates primarily in the southern United States and grants credit to substantially all of its customers, which are primarily independent oil and gas exploration, production and service companies. The Company performs on-going credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company recorded allowances for doubtful accounts totaling $721,697 and $125,172 at June 30, 1997 and 1996, respectively. The increase at June 30, 1997 was primarily the result of unresolved billings with two customers.

         Four customers accounted for approximately 68% of gross accounts receivable at June 30, 1997 compared to the three largest accounting for 49% at June 30, 1996. No other customer accounted for more than 10% of receivables at either date.

         Major Customers

         The Company's mix of customers changes yearly as contracts are awarded and completed. The Company is unable to anticipate whether significant portions of its future revenues may be attributable to a few customers, although it is likely the customer mix will change from year to year. In fiscal 1997, one customer accounted for 29% of the Company's revenues while another accounted for 13%. In fiscal 1996, the Company had 9% of its revenue from one customer with less than 1% of fiscal 1997 revenues.

3.       RESTATEMENT AND RECLASSIFICATIONS:

         The Company has restated and reclassified its financial statements for the years ended June 30, 1997 and 1996. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related Notes include all such restatements and reclassifications.

         In February 1998, the Company's independent accountants (Coopers & Lybrand L.L.P.) who had issued opinions on the financial statements for the years ended June 30, 1997 and 1996, resigned and stated that its opinions with respect to the financial statements for those years should no longer be relied upon. In March 1998, the Company engaged Arthur Andersen LLP as its independent public accountants to perform the necessary audits to issue new auditors' reports on the financial statements for fiscal 1997 and 1996.

         As a result of a comprehensive review begun by the Company in December 1997, and the audits performed by new independent public accountants, it was determined that certain adjustments and reclassifications were necessary to fairly state the financial statements for the years ended June 30, 1997 and 1996. These adjustments principally relate to the timing for recognition of contract revenue and associated costs under percentage of completion accounting and to certain costs which were expensed as cost of data acquisition but should have been recorded as capitalized oil and gas properties. In addition, it was determined that the gain on the sale of oil and gas properties previously reported of $559,461 in fiscal 1997, should not have been recognized in income but instead recorded as a reduction of oil and gas properties in accordance with full cost accounting. The following is a summary of the adjustments and the related impact on the statement of operations for each year previously reported:


                                                                RESTATEMENTS FOR THE YEAR ENDED
                                                                            JUNE 30,
                                                                -------------------------------
Increase (decrease) of amounts previously reported

                                                                     1997             1996
                                                                 -----------      -----------
Data acquisition revenues                                        $ 1,428,718      $(1,721,650)
Data processing and reproduction revenues                             79,100          (79,100)
Cost of data acquisition                                            (373,149)       1,074,658
Gain on sale of oil and gas property                                (559,461)              --
Interest expense                                                      72,168           50,515
                                                                 -----------      -----------

          Net adjustments                                            647,376         (675,577)

Net loss previously reported                                      (6,171,539)        (808,857)
                                                                 -----------      -----------
Restated net loss for periods                                    $(5,524,163)     $(1,484,434)
                                                                 ===========      ===========

         The net financial impact of these adjustments increases the loss previously reported in fiscal 1996 by $675,577 to $1,484,434 and reduces the loss previously reported in fiscal 1997 by $647,376 to $5,524,163 resulting in a net charge to equity of $28,201 for the combined two-year period.

4.       SEISMIC PROPERTY AND EQUIPMENT:

         The following is a summary of seismic property and equipment:

                                                         JUNE 30,
                                              ------------------------------
                                                   1997             1996
                                              ------------      ------------
Recording instruments and field equipment     $ 22,992,987      $ 22,318,510
Furniture and fixtures                             728,973           450,929
Vehicles                                         1,508,895         1,493,171
Software                                           441,174           419,429
Leasehold improvements                              26,939            26,939
                                              ------------      ------------

                                                25,698,968        24,708,978
Less:  accumulated depreciation and
       amortization                             (9,802,433)       (6,755,300)
                                              ------------      ------------
                                              $ 15,896,535      $ 17,953,678
                                              ============      ============


5.       UNCOMPLETED SEISMIC ACQUISITION CONTRACTS:

         Costs, estimated earnings and billings on uncompleted seismic acquisition contracts consisted of the following:

                                                          JUNE 30,
                                                ----------------------------
                                                    1997             1996
                                                -----------      -----------
Costs incurred                                  $ 6,784,315      $ 8,114,220
Estimated earnings                                  140,530          822,041
Billings to date                                 (6,722,695)      (7,926,071)
                                                -----------      -----------
                                                $   202,150      $ 1,010,190
                                                ===========      ===========

Included in the accompanying balance sheet
under the following captions:
  Costs and estimated earnings in excess of
  billings on uncompleted contracts             $   702,066      $ 3,278,086

  Billings in excess of costs and estimated
  earnings on uncompleted contracts                (499,916)      (2,267,896)
                                                -----------      -----------
                                                $   202,150      $ 1,010,190
                                                ===========      ===========

6.       DEBT AND OBLIGATIONS:

         The following is a summary of debt and obligations:

                                                                                        JUNE 30,
                                                                            ------------------------------
                                                                                1997              1996
                                                                            ------------      ------------
Note payable to RIMCO, with 10% interest only paid monthly until July
  1, 1998, then monthly installments of $138,106, including interest with balance due December 1, 1999; collateralized by seismic
  equipment, net of $50,918 unamortized discount                            $  6,449,083      $  6,435,000
Revolving line of credit of $5,500,000 with RIMCO
  with 12% interest paid monthly and principal due
  December 1, 1999; collateralized by oil and gas  properties                  5,350,000                --
Note payable to RIMCO, with monthly installments of $72,917, plus interest at 10% through February 2000; collateralized by seismic
  equipment, net of $22,604 unamortized discount                               2,309,911         3,173,333
Note payable to RIMCO, 12% interest paid monthly
  and balance due December 1, 1999; collateralized by
  seismic equipment                                                            2,000,000                --
Revolving line of credit of $5,000,000 with a financial institution with interest due monthly at a base rate plus .5% (9% at June 30,
  1997); collateralized by accounts  receivable; maturing August 31, 1998        635,525         3,571,010
Obligation of operating lease for equipment not
  expected to be utilized in the future                                          929,191                --
Exchangeable notes payable to RIMCO with interest paid
  monthly at 10% and principal due February 1, 2002;
  converted to shares of the Company's common stock on
  September 30, 1996                                                                  --         1,151,600
Convertible notes payable to RIMCO with interest paid monthly at 5% and principal due February 1, 1998; converted to shares of the Company's
  common stock on August 14, 1996                                                     --           500,000
Notes payable to finance insurance policies with varying
  monthly installments and interest rates, mature within one year                426,968           418,297
Other notes payable                                                               52,321            95,319
                                                                            ------------      ------------
                                                                              18,152,999        15,344,559
Less:  current maturities                                                     (1,423,859)       (4,960,447)
                                                                            ------------      ------------
                                                                            $ 16,729,140      $ 10,384,112
                                                                            ============      ============

         Scheduled maturities of debt and obligations are as follows:

                              YEAR ENDING JUNE 30,
                              --------------------
                              1998     $ 1,423,859
                              1999       2,492,202
                              2000      14,236,938
                                       -----------
                                       $18,152,999
                                       ===========

         On January 19, 1996, the Company entered into a financing arrangement with Resource Investors Management Company and four partnerships of which it is the general partner (collectively "RIMCO") providing up to $7,000,000, of which $4,000,000 was immediately funded to restructure existing debt. The debt restructure consisted of (i) $3,500,000 in 10% Senior Secured General Obligation Notes payable in 48 equal monthly installments of principal plus interest, and (ii) $500,000 in 5% Convertible Notes maturing on February 1, 1998, with monthly payments of interest, convertible into common stock of the Company (the "Convertible Notes") at a conversion price of $3.45 per share, subject to adjustment. The remaining $3,000,000 was subsequently funded under 10% Senior Secured Exchangeable General Obligation Notes, which were exchangeable for common stock of the Company (the "Exchangeable Notes") at an exchange price of $3.77 per share, subject to adjustment. The proceeds were used to finance the Company's exploration and production activities. In connection with this financing arrangement, the Company issued to RIMCO warrants to purchase 165,000 shares of the Company's common stock at a purchase price of $3.14 per share, subject to adjustment. The Company valued these detachable warrants at $100,000 which is reflected as an addition to additional paid in capital. On August 14, 1996, the Company exercised its right to convert the Convertible Notes into 145,208 shares of the common stock of the Company. On September 30, 1996, the Company exercised its right to exchange the Exchangeable Notes for 795,754 shares of the Company's common stock.

         On May 28, 1996, the Company entered into an additional credit facility with RIMCO pursuant to which the Company issued 10% Senior Secured General Obligation Notes in the aggregate principal amount $6,500,000. The proceeds were used to acquire new seismic equipment and retire some existing debt. The notes, which are secured by the Company's seismic equipment, provide for monthly payments of interest only until November 1, 1996 (extended to July 1, 1998), then $138,106, including interest, with the balance due December 1, 1999. In connection with this credit facility, the Company issued to RIMCO warrants to purchase 278,650 shares of the Company's common stock at a purchase price of $5.00 per share, subject to adjustment.

         On December 20, 1996, the Company entered into another financing agreement with RIMCO to provide $4,000,000 (increased to $5,500,000 on March 27, 1997) under a revolving credit facility for the expansion of the Company's exploration and production activities ($5,350,000 outstanding at June 30, 1997). RIMCO has the right of approval on any property that funds are advanced toward. The financing agreement is secured by the Company's oil and gas properties.

         On March 27, 1997, the Company borrowed an additional $2,000,000 from RIMCO under new 12% Senior Secured General Obligation Notes with interest payable monthly (interest due after June 30, 1997, has been extended to July 1, 1998) and principal due December 1, 1999. The proceeds were used for working capital. The notes are secured by the Company's seismic equipment.

         On August 6, 1997, the Company borrowed an additional $2,000,000 from RIMCO under another 12% Senior Secured General Obligation Note, also secured by the Company's seismic equipment, with interest payable monthly (extended to July 1, 1998) and principal due December 1, 1999. The proceeds were used to fund the shareholder settlement described in
         Note 11.

         On November 3, 1997, the Company entered into two additional financing agreements with RIMCO for $2,144,000 and $1,730,383, under revolving credit facilities and issued 12% Senior Secured General Obligation Notes with interest payable monthly and principal due December 1, 1999. All of the proceeds from the $2,144,000 facility were used for working capital and the notes are secured by the Company's seismic equipment. All of the proceeds from the $1,730,383 facility were used to expand the Company's oil and gas exploration activities and the notes are secured by oil and gas properties.

         These loan agreements obtained from RIMCO described above have numerous covenants, the most restrictive of which require the Company to maintain earnings before depreciation, amortization and interest of greater than $2,000,000 through August 31, 1996, and greater than $2,500,000 thereafter. The Company must also maintain a current ratio, as defined by the note agreements, greater than 0.75 to 1.0 through September 30, 1996, and greater than 1.0 thereafter. In addition, the Company must maintain a tangible net worth, as defined by the note agreements, of greater than $6,000,000 through September 30, 1996, and $7,000,000 thereafter. As of June 30, 1997, the Company was not in compliance with several of the covenants. See Note 1 for further discussion.

         The Company has a $5,000,000 revolving line of credit with a financial institution for the financing of its trade receivables. This agreement provides that the Company must maintain a minimum net worth of $3,000,000 and annual earnings before interest, taxes, depreciation and amortization of at least $500,000, plus certain other covenants. The Company was not in compliance with certain provisions of the agreement but received advances until November 30, 1997, at which time, at the Company's request, the agreement was terminated.

         The Company leases a 720 channel OPSEIS 5586 telemetry acquisition system under an operating lease through March 2000. Due to the recording limitations of this system, the Company believes it has become non-competitive in the 3-D data acquisition market. The system has not operated since October 1996 and the Company recognized the remaining $929,191 of lease payments in the fourth quarter of fiscal 1997. The current portion of this obligation is included in current portion of long-term obligations.

         The weighted average interest rate on short-term borrowings at June 30, 1997, was approximately 8.29%.

7.       COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         The Company leases certain seismic equipment, vehicles and office facilities under operating leases. The future minimum lease payments under the Company's noncancelable operating leases are as follows:

                              YEAR ENDING JUNE 30,
                              --------------------
                               1998     $901,268
                               1999      195,213
                               2000      195,213
                               2001      195,213
                               2002      195,213
                         Thereafter      553,105


         Total rental expense under the Company's various operating leases for the years ended June 30, 1997 and 1996 were $2,493,053 and $1,800,371, respectively.

         Contingencies

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position. The resolution in any reporting period of one or more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period.

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

         As of January 1, 1996, the Company adopted a 401(k) qualified retirement plan. The Company makes matching contributions in an amount equal to 50% of an employee's contribution up to 6%. The Company's expense was $55,600 in fiscal 1997 and $15,883 in fiscal 1996.

         See Note 11 regarding a shareholder suit brought during fiscal 1997 and settled subsequent to June 30, 1997.

8.       STOCKHOLDERS' EQUITY:

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

         The following table summarizes stock option activity of the Plans:

                                                YEAR ENDED JUNE 30,
                                      1997                           1996
                            --------------------------    --------------------------

                                            WEIGHTED                       WEIGHTED
                                             AVERAGE                       AVERAGE
                            NUMBER OF       EXERCISE      NUMBER OF        EXERCISE
                             SHARES           PRICE        SHARES           PRICE
                            ---------      -----------    ---------      -----------
Options Outstanding
   Beginning of Period        357,000      $      4.12      258,500      $      3.77
   Granted                         --               --      375,000             4.09
   Exercised                  (15,000)            3.42      (80,000)            3.66
   Forfeited                  (94,500)            3.77     (196,500)     $      3.80
                             --------      -----------     --------      -----------

   End of Period              247,500      $      4.29      357,000      $      4.12
                             ========                      ========

Shares reserved for
  grant at end of period      307,500                       213,000
                             ========                      ========


         As of June 30, 1997, all options were exercisable at a weighted average exercise price of $4.29. The weighted average remaining contractual life of options outstanding at June 30, 1997 is 8.4 years.

         Warrants

         As of June 30, 1997, there were 783,650 common stock warrants outstanding, all of which are exercisable at June 30, 1997, at prices ranging from $2.50 to $5.00. Of this, 120,000 warrants are held by directors.

         The Company applies the intrinsic value method for reporting compensation expense pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to its stock-based compensation plans. Accordingly, no compensation expense has been recognized for awards granted under these plans. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the fair value method pursuant to SFAS No. 123, the Company's pro forma net loss and net loss per share for the years ended June 30, 1997 and 1996, would have been as follows:

                                                 1997           1996
                                              ---------      ---------
                  Net loss (in thousands)     $  (5,524)     $  (1,490)
                  Net loss per share          $   (1.10)     $   (0.35)

         The fair value of the options and warrants granted during fiscal 1996 (none granted in fiscal 1997) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: a) no dividends paid, b) expected volatility of ranges from 54.72% to 56.68%, c) risk-free interest rate ranges from 5.31% to 6.74% and d) expected life is 10 years for options and 5 years for warrants.

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal 1996.

9.       INCOME TAXES:

         Deferred tax assets (liabilities) as of June 30, 1997 and 1996 consisted of the following:

                                                       1997             1996
                                                   -----------      -----------
              Net operating loss carryforwards     $ 4,809,000      $ 2,581,000
              Property and equipment                (3,945,000)      (1,128,000)
              Shareholder litigation payable           410,000               --
              Obsolete equipment payable               316,000               --
              Other, net                               272,000           97,000
                                                   -----------      -----------
                                                     1,862,000        1,550,000
               Less valuation allowances            (1,862,000)      (1,550,000)
                                                   -----------      -----------

                  Net deferred tax assets          $        --      $        --
                                                   ===========      ===========

         The Company has tax net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012.

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

         The Company has provided for a full valuation allowance as it is uncertain as to whether the Company will be able to utilize all of its net operating loss carryforwards. The Company has not provided for federal income taxes for 1997 and 1996 due to the lack of taxable income in the carryback period and the fully reserved net deferred tax assets related to the net operating loss carryforwards and other items.

10.      RELATED PARTY TRANSACTIONS:

         The Company has a consulting agreement with its founder, which requires payments to such individual of $4,000 per month and provides group insurance for he and his wife through February 1, 2006. In connection with the consulting agreement, the Company issued the founder warrants to purchase 37,500 shares of the Company's common stock at $3.75 per share. The Company also had an agreement with its former chairman of the board, which required payments to such individual of $10,000 per month, which terminated in fiscal 1997.

         The Company has entered into various contracts to perform seismic services for a company whose president and owner is a former director of the Company. Approximately $1,201,000 in seismic services were provided to this company during fiscal 1996. In March 1997, the Company entered into a one year agreement with the employer of a director to provide investor relations and corporate communication services for a monthly fee of $9,500. In addition, another employer of this same director was paid a finders fee of $79,500 for locating a credit facility.

         The Company has several transactions with RIMCO as set forth in the following paragraphs.

         Two of the Company's directors are employees of RIMCO, in accordance with terms of the financing agreements with RIMCO they have the right to designate two directors.

         As of June 30, 1997, the Company owed RIMCO an aggregate of $16,182,516 under various financing arrangements as described in Note 6, plus $24,518 of accrued interest. Subsequent to June 30, 1997, RIMCO loaned the Company an additional $2,000,000 in connection with the settlement of a shareholder lawsuit described in Note 11. In addition, on November 3, 1997, the Company entered into two additional financing agreements with RIMCO for $2,144,000 and $1,730,383 under revolving credit facilities and issued 12% Senior Secured General Obligation Notes with interest payable monthly and principal due December 1, 1999. All of the proceeds from the $2,144,383 facility were used for working capital and the notes are secured by the Company's seismic equipment. All of the proceeds from the $1,730,000 facility were used to expand the Company's oil and gas exploration activities and the notes are secured by oil and gas properties.

         The Company and affiliates of RIMCO participate in three oil and gas prospects on similar terms. RIMCO may approve all oil and gas prospects to which the Company commits under terms of certain of the financing arrangements. In addition, the Company owes RIMCO approximately $17,000 for miscellaneous travel expenses.

         According to information furnished to the Company by RIMCO, RIMCO owned 940,962 shares of the Company's common stock at June 30, 1997 (18% of the shares outstanding). In the settlement of the shareholder lawsuit described in Note 11, RIMCO has the obligation to acquire, under certain conditions, 205,300 additional shares. RIMCO also holds warrants to purchase 443,650 additional shares (see Note 6). If the shares were acquired and the warrants were exercised, RIMCO could increase its holding to 27% of the shares outstanding.

11.      SHAREHOLDER LITIGATION AND SUBSEQUENT EVENT:

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

         Thereafter, Michael T. Kanarellis, one of the members of the Stockholders' Committee, submitted letters to various members of the Audit Committee of the Company, alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 were false and materially misstated" and alleging certain specific items of misstatement. The Stockholders' Committee also filed a suit against the Company and its directors styled The Universal Seismic Associates, Inc. Stockholders' Protective Committee, Michael T. Kanarellis, and Robert
         J. Kecseg Vs. Michael J. Pawelek, Ronald L. England, Calvin G. Cobb, Gary Milavec, Steven Oakes, Rick Trapp, RIMCO Associates, L.P., Resource Investors Management Company, L.P. and Universal Seismic Associates, Inc., in the United States District Court in Delaware.

         All parties entered into a Stipulation of Settlement which was tendered to the Court on August 7, 1997, whereby RIMCO agreed to purchase all of the shares of the Company common stock owned by the Stockholders' Committee for an aggregate purchase price of $650,000, or $3.17 per share. Also in connection with the settlement, RIMCO entered into a $2 million loan agreement with the Company, with the proceeds being used to fund the immediate costs of settlement and to pay other expenses associated with the lawsuit. The settlement was approved by the Court on October 1, 1997, at which time the Court entered judgment dismissing all claims with prejudice. The Company believes that it will recover a substantial portion of its costs of settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier. However, there can be no assurance that the Company will recover a substantial portion.

12.      SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED):

         The supplementary information regarding the Company's oil and gas activities is presented in accordance with the requirements of the Securities and Exchange Commission ("SEC") and SFAS No. 69, Disclosures about Oil and Gas Producing Activities..

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

         Proved Oil and Gas Reserves

         The following presents the Company's estimated oil and gas proved reserves:

                                                             Oil and        Natural
                                                           Condensate         Gas
                                                               Bbls           Mcf
                                                           ----------      ----------
         June 30, 1996                                             --              --
           Extensions, discoveries and other additions        184,433       9,606,184
           Production                                            (418)        (48,331)
                                                           ----------      ----------

         June 30, 1997                                        184,015       9,557,853
                                                           ==========      ==========

         Proved developed reserves, June 30, 1997              14,910         797,317
                                                           ==========      ==========

         Standardized Measure of Discounted Future Net Cash Flows

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

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below (in thousands):

                                                     JUNE 30, 1997
                                                     -------------
         Future cash inflows                           $ 24,816

         Less:
                  Future production costs                (3,993)
                  Future development costs               (4,348)
                                                       --------

         Future net cash flows before income taxes       16,475

         10% annual discount of future net cash
           flows before income taxes                     (8,473)
                                                       --------
         Discounted future net cash flows
           before income taxes                            8,002

         Discounted future income tax expense               708
                                                       --------
         Standardized measure of discounted future
           net cash flows                              $  7,294
                                                       ========


         The realization of the discounted cash flows associated with the Company's proved reserves are dependent on, among other things, the availability of financing to complete development activities.

         The following are the principal sources of change in standardized measure of discounted future net cash flows (in thousands):

                                                                           JUNE 30, 1997
                                                                           -------------
                  Sales of oil and gas produced, net of production costs     $   (89)
                  Extensions, discoveries and additions, net of costs          8,091

                  Net change in income taxes                                    (708)
                                                                             -------
                           Net increase                                      $ 7,294
                                                                             -------

         Year-end wellhead prices received by the Company from the sale of oil and natural gas were $17.48 per Bbl and $2.15 per Mcf, respectively.

         Capitalized Costs

         The following table (in thousands) sets forth the capitalized costs relating to oil and gas activities and related depreciation, depletion and amortization. The Company began its oil and gas activities in fiscal 1996.

                                                       JUNE 30,     JUNE 30,
                                                         1997         1996
                                                       --------     --------
          Proved properties                            $ 3,077      $    --
          Unproved properties                            3,839        2,167
                                                       -------      -------
                                                         6,916        2,167
          Depreciation, depletion and amortization         (35)          --
                                                       -------      -------
                                                       $ 6,881      $ 2,167
                                                       =======      =======


         Capitalized Costs Not Being Amortized

         The following table sets for the summary of oil and gas property costs not being amortized as of June 30, 1997, by the year in which such costs were incurred (in thousands):

                                                TOTAL       1997       1996
                                                ------     ------     ------
          Exploration and development costs     $3,839     $2,727     $1,112
                                                ======     ======     ======


         Capitalized Costs Incurred

         The following table sets forth the capitalized costs incurred in oil and gas producing activities (in thousands):


                                         TOTAL        1997         1996
                                        -------      -------      -------
          Exploration costs             $ 6,617      $ 4,450      $ 2,167
          Development costs                 980          980           --
          Sale of unproved property        (681)        (681)          --
                                        -------      -------      -------
                                        $ 6,916      $ 4,749      $ 2,167
                                        =======      =======      =======

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Summarized quarterly financial information is presented as follows (all information reflects restatements and reclassifications as discussed in Note 3 (in thousands):

                                                      QUARTER ENDED
                                  --------------------------------------------------
                                  SEPTEMBER     DECEMBER        MARCH         JUNE
                                     30            31            31            30           TOTAL
                                  ---------     --------      --------      --------      --------
YEAR ENDED JUNE 30, 1997

Operating revenues                $  8,952      $ 10,535      $  6,405      $  6,903      $ 32,795
Operating expenses                   9,592         9,249         7,462        10,731        37,034
                                  --------      --------      --------      --------      --------
   Operating income (loss)            (640)        1,286        (1,057)       (3,828)       (4,239)

Interest expense and other
  Income, net                         (346)         (311)         (292)         (336)       (1,285)
                                  --------      --------      --------      --------      --------

Net income (loss)                 $   (986)     $    975      $ (1,349)     $ (4,164)     $ (5,524)
                                  ========      ========      ========      ========      ========

Net earnings (loss) per share     $   (.23)     $    .19      $   (.26)     $   (.80)     $  (1.10)
                                  ========      ========      ========      ========      ========

Weighted average shares
  Outstanding                        4,365         5,229         5,230         5,234         5,013
                                  ========      ========      ========      ========      ========

YEAR ENDED JUNE 30, 1996

Operating revenues                $  4,343      $  3,182      $  7,055      $  9,218      $ 23,798
Operating expenses                   4,606         4,460         6,377         8,785        24,228
                                  --------      --------      --------      --------      --------
   Operating income (loss)            (263)       (1,278)          678           433          (430)

Interest expense and other
  Income, net                         (303)         (225)         (262)         (264)       (1,054)
                                  --------      --------      --------      --------      --------

Net income (loss)                 $   (566)     $ (1,503)     $    416      $    169      $ (1,484)
                                  ========      ========      ========      ========      ========

Net earnings (loss) per share     $   (.13)     $   (.36)     $    .10      $    .04      $   (.35)
                                  ========      ========      ========      ========      ========

Weighted average shares
  Outstanding                        4,202         4,202         4,204         4,242         4,213
                                  ========      ========      ========      ========      ========

                                EXHIBIT INDEX


        Exhibit
        Number                Description                                               File No.
        -------               -----------                                               --------
        3.1       Restated Certificate of Incorporation of the Company                  33-46235
        3.2       Amended and Restated Bylaws of the Company                            33-57994
        4.1       Form of Stock Certificate                                             33-46235
       10.2       Employment Agreement between the Company and Michael
                  J. Pawelek effective March 1, 1995                                    33-46235
       10.3       Form of Indemnification Agreement between the Company
                  and directors and certain officers                                    33-46235
       10.4       Stock Incentive Plan                                                  33-46235
       10.5       1994 Employee Stock Option Plan (Ex. 4.2)                             33-79448
       10.6       1995 Non-Employee Directors' Stock Option Plan                        96-10KSB
       10.13      Office space lease between Park Ten No. 1, Ltd. and
                  Universal Seismic Associates, Inc.                                    96-10KSB
       10.14      Loan and Security Agreement between Fidelity Funding, Inc.
                  and the Company                                                       96-10KSB
       10.15      Note Purchase Agreement dated as of January 19, 1996 by
                  and between the Company, RIMCO Partners, L.P., RIMCO Partners,
                  L.P.II, RIMCO Partners, L.P.III and RIMCO Partners, L.P.IV,
                  ("RIMCO")(RIMCO #1)                                                   96-10KSB
       10.15      First Amendment to RIMCO #1 Note Purchase Agreement dated as of May
                  28, 1996 by and between the Company and RIMCO                         97-10KSB/A
       10.15      Second Amendment to RIMCO #1 Note Purchase Agreement
                  dated as of August 13, 1996                                           97-10KSB/A
       10.15      Third Amendment to RIMCO #1 Note Purchase Agreement                   12/31/96 -
                  dated as of December 20, 1996                                         10QSB
       10.15      Fourth Amendment to RIMCO #1 Note Purchase Agreement                  03/31/97 -
                  dated as of March 27, 1997 (Ex.1.4)                                   10QSB
       10.15      Fifth Amendment to RIMCO #1 Note Purchase Agreement
                  dated as of August 6, 1997                                            97-10KSB/A
       10.16      Note Purchase Agreement dated as of January 19, 1996 by and between UNEXCO and RIMCO Partners, L.P.II, RIMCO
                  Partners L.P.III. and RIMCO Partners, L.P.IV                          96-10KSB
       10.16.1    First Amendment to Note Purchase Agreement dated as of May
                  28, 1996 by and between UNEXCO and RIMCO Partners,
                  L.P. II, RIMCO Partners L.P.III, RIMCO Partners L.P.IV                96-10KSB/A
       10.17      Stock Ownership and Registration Rights Agreement by and
                  between the Company, UNEXCO and RIMCO                                 96-10KSB

                                EXHIBIT INDEX



        Exhibit
        Number                Description                                               File No.
        -------               -----------                                               --------
       10.17.1    First Amendment to Stock Ownership and Registration Rights
                  Agreement, dated as of May 28, 1996                                   96-10KSB/A
       10.18      Warrant Agreement dated January 19, 1996 by and between the
                  Company and RIMCO                                                     96-10KSB
       10.19      Guaranty and Exchange Agreement dated January 19, 1996 by
                  and between UNEXCO and RIMCO                                          96-10KSB/A
       10.19.1    First Amendment to Guaranty and Exchange Agreement dated
                  May 28, 1996 by and between UNEXCO and RIMCO                          96-10KSB
       10.20      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO partners, L.P. for the
                  purchase of 57,750 shares of the Company's Common Stock               96-10KSB
       10.21      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO Partners, L.P.II for the
                  purchase of 57,750 shares of the Company's Common Stock               96-10KSB
       10.22      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO Partners, L.P.III for the
                  purchase of 6,600 shares of the Company's Common Stock                96-10KSB
       10.23      Common Stock Purchase Warrant executed January 19, 1996
                  by the Company in favor of RIMCO Partners, L.P.IV for the
                  purchase of 42,900 shares of the Company's Common Stock               96-10KSB
       10.24      Note Purchase Agreement dated as of May 28, 1996 by and
                  between the Company and RIMCO (RIMCO #2)                              96-10KSB
       10.24.1    First Amendment to RIMCO #2 Note Purchase Agreement                   12/31/96 -
                  dated as of December 20, 1996                                         10QSB
       10.24.2    Second Amendment to RIMCO #2 Note Purchase Agreement                  03/31/97 -
                  dated as of March 27, 1997 (Ex.1.5)                                   10QSB
       10.24      Third Amendment to RIMCO #2 Note Purchase Agreement
                  dated as of August 6, 1997                                            97-10KSB
       10.25      Warrant Agreement dated May 28, 1996 by and between the
                  Company and RIMCO                                                     96-10KSB
       10.26      Common Stock Purchase Warrant executed May 28, 1996 by
                  the Company in favor of RIMCO Partners, L.P. for the
                  purchase of 175,550 shares of the Company's Common Stock              96-10KSB
       10.27      Common Stock Purchase Warrant executed May 28, 1996 by the
                  Company in favor of RIMCO Partners, L.P.II for the
                  purchase of 31,766 shares of the Company's Common Stock               96-10KSB
       10.28      Common Stock Purchase Warrant executed May 28, 1996 by the
                  Company in favor of RIMCO Partners, L.P.III for the
                  purchase of 71,334 shares of the Company's Common Stock               96-10KSB
       10.29      Amended and Restated Note Purchase Agreement dated March              03/31/97 -
                  27, 1997 between UNEXCO and RIMCO (Ex.1.1)                            10QSB
       10.30      Amended and Restated Note Purchase Agreement dated March              03/31/97 -
                  27, 1997 between UNEXCO and RIMCO (Ex.1.2)                            10QSB

                                EXHIBIT INDEX


        Exhibit
        Number                Description                                               File No.
        -------               -----------                                               --------
       10.31      Amended and Restated Pledge Agreement dated March 27,                 03/31/97 -
                  1997 between the Company and RIMCO (Ex.1.3)                           10QSB
       10.32      Note Purchase Agreement dated as of March 27, 1997 between            03/31/97 -
                  the Company and RIMCO (Ex. 1.6)                                       10QSB
       10.32.1    First Amendment to Note Purchase Agreement dated as of
                  August 6, 1997                                                        97-10KSB
       10.32.2    Note Purchase Agreement dated as of August 6, 1997 between
                  the Company and RIMCO                                                 97-10KSB
       10.33      Employment Agreement between the Company and Ronald L.
                  England effective March 1, 1995                                       97-10KSB
       10.34      Employment Agreement between the Company and Peter B.
                  Spooner effective March 31, 1996                                      97-10KSB
       10.35      Employment Agreement between the Company and Patrick
                  A. Donais effective August 1, 1997                                    97-10KSB
       10.36      Employment Agreement between the Company and Joe T. Rye
                  dated August 7, 1997                                                  97-10KSB
       10.37      Warrant to Purchase Shares of Common Stock executed
                  January 12, 1996 in favor of Ronald L. England for purchase
                  of 5,000 shares of the Company's Common Stock                         97-10KSB
       10.38      Warrant to Purchase Shares of Common Stock executed
                  January 12, 1996 in favor of Ronald L. England for purchase
                  of 100,000 shares of the Company's Common Stock                       97-10KSB
       10.39      Warrant to Purchase Shares of Common Stock executed
                  January 16, 1996 in favor of Calvin G. Cobb for purchase of
                  15,000 shares of the Company's Common Stock                           97-10KSB
       10.40      Seismic equipment lease between NYNEX Credit Company
                  and the Company dated as of October 2, 1995                           97-10KSB
       10.41      Settlement Agreement and General Release dated effective
                  August 5, 1997 by and among The Universal Seismic
                  Associates, Inc. Stockholders' Protective Committee, Michael
                  T. Kanarellis, and Robert J. Kecseg, Michael J. Pawelek, Ronald
                  L. England, Calvin G. Cobb, Gary Milavec, Stephen Oakes,
                  Rick E. Trapp, Universal Seismic Associates, Inc., RIMCO
                  Associates, Inc. and Resource Investors Management Company
                  Limited Partnership.                                                  97-10KSB
        21.1      Subsidiaries of the Company                                           97-10KSB
        23.2      Consent of Netherland, Sewell & Associates, Inc.                      97-10KSB
        27        Financial Data Schedule (included only in the electronic
                  filing of this document)