Form 10-Q/A
period 1997-09-30
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1998-07-29
CIK 884802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
              ----------------------------------------------------

           (Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 1-19971

                     ---------------------------------------

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

                                 (281) 578-8081
                           (Issuer's Telephone Number)
                    -----------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   No  X
            ---   ---
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,234,109 shares of Common Stock, $.0001 par value, were outstanding as of November 10, 1997.

                                     1 of 15

               UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                             ----

  Item 1.  Unaudited Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1997 and
               June 30, 1997...............................................  3

             Consolidated Statements of Operation for the three months
               ended September 30, 1997 and 1996...........................  4

             Consolidated Statements of Stockholders' Equity for the three months ended September 30, 1997 and the year ended
               June 30, 1997...............................................  5

             Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996...........................  6

             Notes to Consolidated Financial Statements....................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  11

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................  14

  Item 2.  Changes in Securities...........................................  14

  Item 3.  Defaults Upon Senior Securities.................................  14

  Item 4.  Submission of Matters to a Vote of Security Holders.............  14

  Item 5.  Other Information...............................................  14

  Item 6.  Exhibits and Reports on Form 8-K................................  14



                                    2 of 15

                                     PART I

               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission for the quarters ended September 30, 1997 and 1996, is hereby amended by this Form 10-Q/A to reflect the quarterly restatement and reclassification of the Company's financial statements for the periods then ended. Except as otherwise indicated herein, statements as to current and present conditions are as of November 14, 1997, the date of the filing of the Company's Report on Form 10-Q. Reference is also made to Form 10-KSB/A for the year ended June 30, 1997, which reflects the restatement of the consolidated financial statements for fiscal years 1997 and 1996. (See Note 3 to the Consolidated Financial Statements.)

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                          SEPTEMBER 30,        JUNE 30,
                            ASSETS                                                            1997               1997
                                                                                              ----               ----
Current assets:
  Cash and cash equivalents                                                               $    698,808      $  1,859,677
  Accounts receivable, net                                                                   5,580,211         5,579,876
  Costs and estimated earnings in excess of billings on uncompleted contracts                1,551,878           702,066
  Prepaid expenses and other current assets                                                    430,620           498,982
                                                                                          ------------      ------------

                     Total current assets                                                    8,261,517         8,640,601

Property and equipment, net:
  Seismic property and equipment                                                            15,218,734        15,896,535
  Oil and gas properties, full cost method                                                   6,725,518         6,881,115
                                                                                          ------------      ------------

                     Total property and equipment, net                                      21,944,252        22,777,650

Other assets:
  Goodwill, net                                                                                588,983           601,694
  Other                                                                                        192,474           228,088
                                                                                          ------------       -----------
                                                                                               781,457           829,782

                     Total assets                                                          $30,987,226       $32,248,033
                                                                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations                                                 $19,074,264      $  1,423,859
  Billings in excess of costs and estimated earnings on uncompleted contracts                  888,581           499,916
  Accounts payable                                                                           5,343,943         5,912,647
  Accrued and other current liabilities                                                      1,906,182         2,431,164
                                                                                         -------------      ------------

                     Total current liabilities                                              27,212,970        10,267,586

Long-term obligations, net of current maturities                                               562,886        16,729,140
                                                                                         -------------      ------------

                    Total liabilities                                                       27,775,856        26,996,726
                                                                                         -------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value; 20,000,000 shares authorized; 5,239,109 shares
    issued and 5,234,109 shares outstanding at September 30, 1997 and June 30, 1997                523               523
  Additional paid in capital                                                                17,105,444        17,105,444
  Accumulated deficit                                                                      (13,874,597)      (11,834,660)
  Less:  Treasury stock, at cost; 5,000 shares                                                 (20,000)          (20,000)
                                                                                         -------------     -------------

                    Total stockholders' equity                                               3,211,370         5,251,307
                                                                                         -------------     -------------

                    Total liabilities and stockholders' equity                             $30,987,226       $32,248,033
                                                                                         =============     =============

                 See accompanying notes to financial statements.



                                    3 OF 15

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                                1997                 1996
                                                                                ----                 ----
Operating revenues:
  Data acquisition                                                          $ 8,728,020          $ 8,536,998
  Data processing                                                               302,336              414,581
  Oil and gas production                                                        152,294                    -
                                                                            -----------          -----------

                     Total operating revenues                                 9,182,650            8,951,579
                                                                            -----------          -----------

Operating expenses:
  Cost of data acquisition                                                    9,127,552            8,085,707
  Cost of data processing                                                       200,159              192,359
  Oil and gas operating                                                          41,813                    -
  Selling, general and administrative                                           639,456              553,046
  Depreciation, depletion and amortization                                      816,294              761,005
                                                                            -----------          -----------

                     Total operating expenses                                10,825,274            9,592,117
                                                                            -----------          -----------

                     Total operating loss                                    (1,642,624)            (640,538)

Interest expense, net of capitalized interest                                  (406,338)            (348,210)
Other income, net                                                                 9,025                2,304
                                                                            -----------          -----------

Net loss                                                                    $(2,039,937)        $   (986,444)
                                                                            ===========         ============

Net loss per share                                                          $     (0.39)        $      (0.23)
                                                                            ===========         ============

Weighted average common shares outstanding                                    5,234,109            4,364,895
                                                                            ===========         ============



                 See accompanying notes to financial statements.




                                     4 OF 15

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND
THE YEAR ENDED JUNE 30, 1997 (UNAUDITED)

                                                                                    ADDITIONAL                         TOTAL
                                     COMMON STOCK            TREASURY STOCK          PAID IN        ACCUMULATED    STOCKHOLDERS'
                                     ------------            --------------
                                   SHARES    AMOUNT        SHARES      AMOUNT        CAPITAL          DEFICIT         EQUITY
                                   ------    ------        ------      ------        -------          -------         ------

Balance June 30, 1996           4,278,147    $  428       5,000      $(20,000)     $ 13,553,317    $ (6,310,497)    $ 7,223,248

Net loss                                                                                             (5,524,163)     (5,524,163)

  Exercise of stock
     options                       15,000         1                                      51,249                          51,250
  Exercise of convertible
    and exchangeable note         940,962        94                                   3,500,878                       3,500,972
                                ---------    ------      ------     ---------      ------------    ------------     -----------

Balance June 30, 1997           5,234,109       523       5,000       (20,000)       17,105,444     (11,834,660)      5,251,307

Net loss for three months
   ended September 30, 1997                                                                          (2,039,937)     (2,039,937)
                                ---------    ------      ------     ---------      ------------    ------------     -----------

Balance September 30, 1997      5,234,109    $  523       5,000      $(20,000)     $ 17,105,444    $(13,874,597)    $ 3,211,370
                                =========    ======      ======     =========      ============    ============     ===========


                 See accompanying notes to financial statements.







                                    5 of 15

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                            1997            1996
                                                                                            ----            ----
Cash flows from operating activities:
  Net income (loss)                                                                     $(2,039,937)    $ (986,444)
  Adjustments to reconcile net (loss) to net cash provided by (used in)
    operating activities:
        Depreciation, depletion and amortization                                            816,294        761,005
        Loss on disposal of assets                                                           28,542             --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                            (335)     1,105,531
           Costs and estimated earnings in excess of billings on uncompleted
            contracts                                                                      (849,812)       800,871
           Prepaid expenses and other current assets                                        202,807        160,835
           Accounts payable                                                                (568,704)     1,407,945
           Billings in excess of costs and estimated earnings on uncompleted
            contracts                                                                       388,665     (1,125,477)
           Accrued and other current liabilities                                          1,355,018        (84,523)
           Other assets                                                                      10,865       (201,696)
                                                                                        -----------     ----------

            Net cash (used in) provided by operating activities                            (656,597)     1,838,047
                                                                                        -----------     ----------

Cash flows from investing activities:
  Capital expenditures                                                                   (1,011,227)    (2,035,052)
  Proceeds from sale of assets                                                            1,012,500        680,625
  Proceeds from receivable from stockholder                                                       -         28,440
                                                                                        -----------     ----------

            Net cash provided by (used in) investing activities                               1,273     (1,325,987)
                                                                                        -----------     ----------

Cash flows from financing activities:
  Proceeds from debt and obligations                                                      6,177,887      8,489,495
  Payments on debt and obligations                                                       (6,683,432)    (9,147,725)
  Proceeds from issuance of common stock, net                                                     -         38,750
                                                                                        -----------     ----------

            Net cash (used in) financing activities                                        (505,545)      (619,480)
                                                                                        -----------     ----------

Net decrease in cash and cash equivalents                                                (1,160,869)      (107,420)
Cash and cash equivalents at beginning of period                                          1,859,677        982,431
                                                                                        -----------     ----------

Cash and cash equivalents at end of period                                              $   698,808     $  875,011
                                                                                        ===========     ==========

Supplemental disclosures:
  Cash paid for interest                                                                     92,124        392,954
  Prepaid expenses financed by notes payable                                                109,696         93,222
  Conversion of long-term obligations to common stock                                             -      3,500,972
  Stockholder litigation settlement financed by note payable                              1,880,000              -



                 See accompanying notes to financial statements.

                                    6 of 15

               UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The consolidated financial statements of Universal Seismic Associates, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, the results of operations and statements of cash flows for the three months ended September 30, 1997 and 1996, and stockholders' equity for the three months ended September 30, 1997, have been included.

         The interim results are not necessarily indicative of results of operations for the full fiscal year ending June 30, 1998.

2.       LIQUIDITY AND OPERATING LOSSES

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the three months ended September 30, 1997, with an operating loss of $1,642,624. In addition, the Company had an accumulated deficit and a net working capital deficiency of $13,874,597 and $18,951,453, respectively, as of September 30, 1997. All debt due to the Company's major debtholder, RIMCO (defined below), has been classified as current maturities as of September 30, 1997.

         As of September 30, 1997, the Company had a cash balance of $698,808. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it can generate substantial cash flow from its oil and gas properties if it had sufficient funding for its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These

                                    7 of 15
         fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

         As of September 30, 1997, the Company was in default on certain covenants of its financing agreements with RIMCO Partners, L.P., RIMCO Partners II, L.P., RIMCO Partners III, L.P. and RIMCO Partners IV, L.P. (collectively, "RIMCO"). RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. The Company is negotiating an extension of this waiver and a debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. In the original agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebted to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest. As of September 30, 1997, the Company was also in default under certain provisions of its financing agreement for its trade receivables and was unsuccessful in obtaining a waiver. The Company received advances under the agreement until November 30, 1997, at which time, at the Company's request, the agreement was terminated.

         The above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       RESTATEMENT AND RECLASSIFICATIONS

         In its June 30, 1997 Form 10-KSB/A, the Company restated and reclassified its financial statements for the fiscal years ended June 30, 1997 and 1996. In addition, unaudited quarterly financial data for fiscal 1997, 1996 and the quarter ended September 30, 1997, have also been restated and reclassified. All information presented in this Report on Form 10-Q/A includes all such restatements and reclassifications.

         In February 1998, the Company's independent accountants (Coopers & Lybrand L.L.P.), who had issued opinions on the financial statements for the years ended June 30, 1997 and 1996, resigned and stated that their opinions with respect to the financial statements for those years should no longer be relied upon. In March 1998, the Company engaged Arthur Andersen LLP as its independent public accountants to perform the necessary audits to issue new auditors' reports on the financial statements for fiscal 1997 and 1996.

         As a result of a comprehensive review begun by the Company in December 1997, and the audits performed by new independent public accountants, it was determined that certain adjustments and reclassifications were necessary to fairly state the financial statements for the years ended June 30, 1997, 1996, and the quarter ended September 30, 1997 and



                                    8 of 15
         all respective quarterly data. These adjustments principally relate to the timing for recognition of contract revenue and associated costs under percentage of completion accounting and to certain costs which were expensed as cost of data acquisition but should have been recorded as capitalized oil and gas properties. In addition, it was determined that the gain on the sale of oil and gas properties previously reported of $559,461 in fiscal 1997, should not have been recognized in income but instead recorded as a reduction of oil and gas properties in accordance with full cost accounting. The following is a summary of the adjustments and the related impact on the statement of operations for the three-month period ended September 30, 1997 and 1996:

                                                   RESTATEMENTS FOR THREE
                                                        MONTHS ENDED
                                                        SEPTEMBER 30,
                                            -------------------------------
                                                 1997                1996
                                                 ----                ----

Data acquisition revenues                   $  (735,868)       $  1,543,975
Cost of data acquisition                       (572,985)         (1,237,926)
Interest expense                                 30,439              18,042
Gain on sale of oil and gas property                  -            (559,461)
                                            -----------        ------------
     Net adjustments                         (1,278,414)           (235,370)

          Net loss previously reported         (761,523)           (751,074)
                                            -----------        ------------
          Restated net loss for periods     $(2,039,937)       $   (986,444)
                                            ===========        ============

         The net financial impact of these adjustments increases the net loss previously reported for the three months ended September 30, 1997 by $1,278,414 to $2,039,937 and increases the net loss previously reported for the three months ended September 30, 1996 by $235,370 to $986,444.

4.       DEBT AND FINANCING ARRANGEMENTS

         A summary of the Company's debt and obligations at the respective dates is presented below:

                                               SEPTEMBER 30,          JUNE 30,
                                                   1997                 1997
                                              -------------        -------------
         Notes and obligations due RIMCO      $  18,116,320        $  16,108,995
         Operating lease for equipment not
          expected to be utilized in the
          future                                    900,772              929,191
         Other notes payable                        620,058            1,114,813
                                              -------------        -------------
                                                 19,637,150           18,152,999
         Less current maturities                (19,074,264)          (1,423,859)
                                              -------------        -------------

            Total long-term debt              $     562,886        $  16,729,140
                                              =============        =============

                                    9 of 15

         On August 6, 1997, the Company borrowed an additional $2,000,000 from RIMCO under a 12% Senior Secured General Obligation Note, secured by the Company's seismic equipment, with interest payable monthly (extended to July 1, 1998) and principal due December 1, 1999. The proceeds were used to fund the shareholder lawsuit settlement described in Note 7.

         On November 3, 1997, the Company entered into two additional financing agreements with RIMCO for $2,144,000 and $1,730,383, respectively, under revolving credit facilities and issued 12% Senior Secured General Obligation Notes with interest payable monthly and principal due December 1, 1999. The proceeds from the $2,144,000 facility will be used for working capital and the notes are secured by the Company's seismic equipment. The proceeds from the $1,730,383 facility will be used to expand the Company's oil and gas exploration activities and the notes are secured by the Company's oil and gas properties.

         RIMCO has waived defaults under the covenants in its various financing agreements until July 1, 1998. (See Note 2 to the Consolidated Financial Statements for further discussion.)

         The Company had a $5,000,000 revolving line of credit with a financial institution for the financing of its trade receivables. The agreement provided that the Company must maintain a minimum net worth of $3,000,000 and annual earnings before interest, taxes, depreciation and amortization of at least $500,000, plus certain other covenants. The Company was not in compliance with certain provisions of the agreement but received advances until November 30, 1997, at which time, at the Company's request, the agreement was terminated.

5.       EARNINGS (LOSS) PER SHARE

         The net loss per share in the accompanying financial statements was computed pursuant to Accounting Principles Board Opinion No. 15 and is the same that would be required for basic earnings per share under Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which became effective for fiscal periods ending after December 15, 1997, whereby earnings per share is determined using only the weighted average shares outstanding. The Company also has outstanding stock options and warrants that would not be included in the computation of diluted earnings per share under SFAS 128 because to do so would be anti-dilutive.

6.       COMMITMENTS AND CONTINGENCIES

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

                                    10 of 15

7.       SHAREHOLDER LITIGATION

         The Company was involved in an aborted merger earlier in fiscal 1997 that led to a proxy fight with a group of shareholders that styled themselves "The Universal Seismic Stockholders' Protective Committee" (the "Stockholders' Committee"). The proxy fight was resolved at the reconvened Annual Meeting of Shareholders on February 11, 1997, at which time management's slate of directors was reelected and all of the Stockholders' Committee's proposals were defeated.

         Thereafter, Michael T. Kanarellis, one of the members of the Stockholders' Committee, submitted letters to various members of the Audit Committee of the Company, alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 were false and materially misstated" and alleging certain specific items of misstatement. The Stockholders' committee also filed a suit against the Company and its directors styled "The Universal Seismic Associates, Inc. Stockholders' Protective Committee, Michael T. Kanarellis, and Robert J. Kecseg Vs. Michael J. Pawelek, Ronald L. England, Calvin G. Cobb, Gary Milavec, Steven Oakes, Rick Trapp, RIMCO Associates, L.P., Resource Investors Management Company, L.P. and Universal Seismic Associates, Inc.", in the United States District Court (the "Court") in Delaware. All parties entered into a Stipulation of Settlement which was tendered to the Court on August 7, 1997, whereby RIMCO agreed to purchase all of the shares of the Company's common stock owned by the Stockholders' Committee for an aggregate purchase price of $650,000, or $3.17 per share. Also in connection with the settlement, RIMCO entered into a $2,000,000 loan agreement with the Company, with the proceeds being used to fund the immediate costs of settlement and to pay other expenses associated with the lawsuit. The settlement was approved by the Court on October 1, 1997, at which time the Court entered judgment dismissing all claims with prejudice. The Company believes that it will recover a substantial portion of its costs of settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier. As of January 30, 1998, the Company had received a settlement of $1,245,000 and is pursuing additional recovery.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

OPERATING REVENUES AND EXPENSES

         As explained more fully in Note 3 to the Consolidated Financial Statements, the Company has restated and reclassified its financial statements for the fiscal years ended June 30, 1997 and 1996, as well as the quarterly results for the three months ended September 30, 1997 and 1996. All such restatements and reclassifications are reflected in the following management's discussion and analysis.

         Operating Revenues. Operating revenues totaling $9,182,650, for the three-month period ended September 30, 1997, represent an increase of approximately 3% over revenues of

                                    11 of 15

$8,951,579 for the same three-month period ended September 30, 1996. Data acquisition revenues for the three-month period in 1997, increased by approximately 2%, to $8,728,020. Data processing revenues for the three-month period ended September 30, 1997, totaling $302,336, decreased approximately 27% from revenues of $414,581 for the three-month period ended September 30, 1996 because the Company was unable to maintain the previous year's levels of data processing backlog. Oil and gas revenues for the three-month period ended September 30, 1997 were $152,294 versus none for the comparable prior-year period. The Company began receiving initial revenues on oil and gas properties in May and June of 1997 with substantially all revenues coming from natural gas sales. The Company does expect oil and gas revenues to increase in fiscal 1998, although such increase is likely to be limited because the Company currently lacks sufficient financing resources to fully develop its oil and gas properties.

         Operating Expenses. Operating expenses of $10,825,274 for the three-month period ended September 30, 1997, represent an increase of approximately 13% over operating expenses of $9,592,117 for the same period in 1996. Costs of data acquisition increased by approximately 13%, from $8,085,707 for the three-month period in 1996 to $9,127,552 for the same period ended September 30, 1997. This increase was related to the larger projects the Company was involved in which had weather delays and terrain problems. Cost of data processing increased approximately 4% for the three-month period, from $192,359 in 1996 to $200,159 in 1997. Oil and gas operating expenses for the three-month period ended September 30, 1997 were $41,813 versus none for the comparable prior-year period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 16%, from $553,046 in 1996 to $639,456 in 1997. This increase is attributable to increased consulting, legal and accounting costs.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization increased approximately 7%, from $761,005 in 1996 to $816,294 in 1997, due to depreciation, depletion and amortization expense of $49,674 related to the Company's oil and gas properties incurred in the current-year period.

         Interest Expense. Interest expense increased approximately 17% from $348,210 for the three-month period ended September 30, 1996 to $406,338 for the same period ended September 30, 1997. The increased interest resulted primarily from additional working capital financing.

         Income Taxes. At the current time the Company has significant net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012. Therefore, no income tax provision has been reflected in the accompanying financial statements.

         Net Loss. The Company reported a net loss of $2,039,937 for the three months ended September 30, 1997, as compared to a net loss of $986,444 for the same prior-year period. The current period net loss was primarily the result of negative margins from data acquisition activities combined with indirect overhead, depreciation and interest expenses. Although the Company is attempting to reduce its operating losses by increasing data acquisition marketing efforts, improving Company and crew management and staffing and otherwise attempting to increase the efficiency of its seismic crews, it is anticipated that operations will continue to be conducted at a loss in the near term.


                                    12 of 15

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1997, cash and cash equivalents decreased by $1,160,869 to $698,808. Cash provided by investing activities of $1,273 includes investments in oil and gas properties of $906,527, $27,800 for data processing equipment and upgrades, with the balance of $76,900 used for miscellaneous data acquisition equipment, less $1,012,500 received from the sale of an interest in one of the Company's major oil and gas properties.

         In August 1997, the Company borrowed an additional $2,000,000 from RIMCO. The proceeds were utilized to fund the shareholder litigation settlement and legal and accounting fees incurred as of a result of such litigation. The Company expects to recover a substantial portion of its costs of the settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier. As of January 30, 1998, the Company received a partial settlement of $1,245,000 and is pursuing additional recovery.

         The Company's accounts payable balance decreased by $568,704 during the three-month period ended September 30, 1997. This decrease can be attributed to the Company's continuing efforts to reduce payables. The Company had approximately $1,579,000 of receivables over 90 days old as of September 30, 1997 for which adequate reserves have been provided.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the three months ended September 30, 1997, with an operating loss of $1,642,624. In addition, the Company has an accumulated deficit and a net working capital deficiency of $13,874,597 and $18,951,453, respectively, as of September 30, 1997. All debt due to the Company's major debtholder, RIMCO, has been classified as current maturities as of September 30, 1997.

         As of September 30, 1997, the Company had a cash balance of $698,808. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it can generate substantial cash flow from its oil and gas properties if it had sufficient funding for its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

         Reference is made to Note 2 to the Consolidated Financial Statements for further discussion of defaults under the RIMCO financing agreements.





                                    13 of 15

SUBSEQUENT EVENTS

         Reference is made to Note 2 and Note 3 to the Consolidated Financial Statements for a discussion relating to subsequent events regarding liquidity and continuing operating losses and the restatement and reclassification of the financial statements.


                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           As of September 30, 1997, the Company was in default on certain covenants of its RIMCO financing agreements and RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. (See Note 2 to the Consolidated Financial Statements.) In addition, the Company was not in compliance with certain provisions of the $5,000,000 revolving line of credit with a financial institution for the financing of its trade receivables and has been unsuccessful in obtaining a waiver; however, the Company received advances under the agreement until it was terminated November 30, 1997, at the Company's request.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           On November 11, 1997, the Company announced that Joe T. Rye was appointed President and Chief Executive Officer on an interim basis succeeding Michael J. Pawelek, who will serve as Executive Vice President of the Company and President of the Company's oil and gas subsidiary, UNEXCO, Inc. Also appointed by the Board was Stephen H. Wood as Vice President - Seismic Operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None


                                    14 of 15

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIVERSAL  SEISMIC  ASSOCIATES, INC.


                                            /S/ JOE T. RYE
DATE:  JULY 23, 1998                        PRESIDENT/CHIEF EXECUTIVE OFFICER








                                    15 of 15

                                Index to Exhibit

 Exhibit                           Description
 -------                           -----------
   27                        Financial Data Schedule