Form 10-Q
period 1997-12-31
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1998-07-29
CIK 884802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              ----------------------------------------------------

         (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 1-19971

                     ---------------------------------------

                       UNIVERSAL SEISMIC ASSOCIATES, INC.
                    (Exact name of Registrant in its Charter)

           DELAWARE                                       76-0256086
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

   16420 PARK TEN PLACE, SUITE 300
            HOUSTON, TEXAS                                77084-5051
(Address of Principal Executive Office)                   (Zip Code)

                                 (281) 578-8081
                          (Issuer's Telephone Number)

                    -----------------------------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,234,109 shares of Common Stock, $.0001 par value, were outstanding as of June 30, 1998.

                                    1 of 16

               UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I.      FINANCIAL INFORMATION

  Item 1.  Unaudited Consolidated Financial Statements

             Consolidated Balance Sheets at December 31, 1997 and June 30, 1997..........................     3

             Consolidated Statements of Operations for the three and six months ended
               December 31, 1997 and 1996................................................................     4

             Consolidated Statements of Stockholders' Equity for the six
               months ended December 31, 1997 and the year ended June 30, 1997...........................     5

             Consolidated Statements of Cash Flows for the six  months ended
               December 31, 1997 and 1996................................................................     6

             Notes to Consolidated Financial Statements..................................................     7

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................     11

PART II.     OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................................     15

   Item 2.  Changes in Securities........................................................................     15

   Item 3.  Defaults Upon Senior Securities..............................................................     15

   Item 4.  Submission of Matters to a Vote of Security Holders..........................................     15

   Item 5.  Other Information............................................................................     15

   Item 6.  Exhibits and Reports on Form 8-K.............................................................     15


                                    2 OF 16

                                     PART I
               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1997              1997
                                                                           ------------      ------------
                  ASSETS
Current assets:
  Cash and cash equivalents                                                $    471,307      $  1,859,677
  Accounts receivable, net                                                    5,374,283         5,579,876
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                       115,184           702,066
  Prepaid expenses and other current assets                                     539,358           498,982
                                                                           ------------      ------------

                     Total current assets                                     6,500,132         8,640,601

Property and equipment, net:
  Seismic property and equipment                                             15,883,857        15,896,535
  Oil and gas properties, full cost method                                    8,173,927         6,881,115
                                                                           ------------      ------------

                     Total property and equipment, net                       24,057,784        22,777,650

Other assets:
  Goodwill, net                                                                 576,272           601,694
  Other                                                                         153,183           228,088
                                                                           ------------      ------------
                                                                                729,455           829,782

                     Total assets                                          $ 31,287,371      $ 32,248,033
                                                                           ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations                                 $ 22,193,301      $  1,423,859
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                       374,415           499,916
  Accounts payable                                                            4,320,142         5,912,647
  Accrued and other current liabilities                                       2,075,179         2,431,164
                                                                           ------------      ------------

                     Total current liabilities                               28,963,037        10,267,586

Long-term obligations, net of current maturities                              1,775,236        16,729,140
                                                                           ------------      ------------

                    Total liabilities                                        30,738,273        26,996,726
                                                                           ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value; 20,000,000 shares authorized;
    5,239,109 shares issued and 5,234,109 shares outstanding
    at December 31, 1997 and June 30, 1997                                          523               523
  Additional paid in capital                                                 17,105,444        17,105,444
  Accumulated deficit                                                       (16,536,869)      (11,834,660)
  Less:  Treasury stock, at cost; 5,000 shares                                  (20,000)          (20,000)
                                                                           ------------      ------------

                    Total stockholders' equity                                  549,098         5,251,307
                                                                           ------------      ------------

                    Total liabilities and stockholders' equity             $ 31,287,371      $ 32,248,033
                                                                           ============      ============


                 See accompanying notes to financial statements.


                                     3 of 16

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                DECEMBER 31,                        DECEMBER 31,
                                                       ------------------------------      ------------------------------
                                                            1997             1996             1997               1996
                                                       ------------      ------------      ------------      ------------
Operating revenues:
  Data acquisition                                     $  3,772,133      $ 10,158,535      $ 12,500,153      $ 18,695,533
  Data processing                                           206,864           376,297           509,200           790,878
  Oil and gas production                                    279,329                --           431,623                --
                                                       ------------      ------------      ------------      ------------

                     Total operating revenues             4,258,326        10,534,832        13,440,976        19,486,411
                                                       ------------      ------------      ------------      ------------

Operating expenses:
  Cost of data acquisition                                4,588,486         7,435,615        13,716,038        15,521,322
  Cost of data processing                                   177,286           231,616           377,445           423,975
  Oil and gas operating                                      64,541                --           106,354              --
  Selling, general and administrative                       688,364           506,279         1,327,820         1,059,325
  Cost of aborted merger, proxy contest and
     stockholder litigation                                    --             301,230                --           301,230
  Depreciation, depletion and amortization                  868,754           774,721         1,685,048         1,535,726
                                                       ------------      ------------      ------------      ------------

                     Total operating expenses             6,387,431         9,249,461        17,212,705        18,841,578
                                                       ------------      ------------      ------------      ------------

                     Total operating income (loss)       (2,129,105)        1,285,371        (3,771,729)          644,833

Interest expense, net of capitalized interest              (537,661)         (313,833)         (943,999)         (662,043)
Other income, net                                             4,494             2,593            13,519             4,897
                                                       ------------      ------------      ------------      ------------

Net income (loss)                                      $ (2,662,272)     $    974,131      $ (4,702,209)     $    (12,313)
                                                       ============      ============      ============      ============

Basic and diluted earnings  (loss) per share           $       (.51)     $        .19      $       (.90)     $         --
                                                       ============      ============      ============      ============

Weighted average common shares outstanding                5,234,109         5,229,109         5,234,109         4,797,002
                                                       ============      ============      ============      ============


                 See accompanying notes to financial statements.

                                    4 of 16

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND
THE YEAR ENDED JUNE 30, 1997 (UNAUDITED)


                                    COMMON STOCK               TREASURY STOCK          ADDITIONAL                      TOTAL
                              -----------------------    -------------------------      PAID IN      ACCUMULATED   STOCKHOLDERS'
                                 SHARES       AMOUNT        SHARES        AMOUNT        CAPITAL        DEFICIT         EQUITY
                              ------------   --------    ------------   ----------    ------------  ------------    ------------
Balance June 30, 1996            4,278,147   $    428           5,000   $  (20,000)   $ 13,553,317  $ (6,310,497)   $  7,223,248

Net loss                                                                                              (5,524,163)     (5,524,163)

  Exercise of stock
     options                        15,000          1                                       51,249                        51,250
  Exercise of convertible
    and exchangeable notes         940,962         94                                    3,500,878                     3,500,972
                              ------------   --------    ------------   ----------    ------------  ------------    ------------
Balance June 30, 1997            5,234,109        523           5,000      (20,000)     17,105,444   (11,834,660)      5,251,307

Net loss for six months
   ended December 31, 1997                                                                            (4,702,209)     (4,702,209)
                              ------------   --------    ------------   ----------    ------------  ------------    ------------
Balance December 31, 1997        5,234,109   $    523           5,000   $  (20,000)   $ 17,105,444  $(16,536,869)   $    549,098
                              ============   ========    ============   ==========    ============  ============    ============


                 See accompanying notes to financial statements.


                                    5 of 16

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                               1997              1996
                                                                           ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                        $ (4,702,209)     $    (12,313)
  Adjustments to reconcile net (loss) to net cash (used in)
    provided by operating activities:
        Depreciation, depletion and amortization                              1,685,048         1,535,726
        Loss on disposal of assets                                              507,864                --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                             205,593           520,806
           Costs and estimated earnings in excess of billings
             on uncompleted contracts                                           586,882         1,349,434
           Prepaid expenses and other current assets                            435,743           354,569
           Accounts payable                                                  (1,592,505)        2,315,014
           Billings in excess of costs and estimated earnings
             on uncompleted contracts                                          (125,501)       (1,796,871)
           Accrued and other current liabilities                              1,898,398          (269,143)
           Other assets                                                          15,632             9,779
                                                                           ------------      ------------
              Net cash (used in) provided by operating activities            (1,085,055)        4,007,001
                                                                           ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                                       (2,850,608)       (4,467,139)
  Proceeds from sale of assets                                                1,168,088           680,625
  Proceeds from receivable from stockholder                                          --            28,440
                                                                           ------------      ------------
              Net cash (used in) investing activities                        (1,682,520)       (3,758,074)
                                                                           ------------      ------------

Cash flows from financing activities:
  Proceeds from debt and obligations                                         11,379,287        16,796,639
  Payments on debt and obligations                                          (10,000,082)      (16,710,967)
  Proceeds from issuance of common stock, net                                        --            38,750
                                                                           ------------      ------------
               Net cash provided by financing activities                      1,379,205           124,422
                                                                           ------------      ------------

Net (decrease) increase in cash and cash equivalents                         (1,388,370)          373,349
Cash and cash equivalents at beginning of period                              1,859,677           982,431
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $    471,307      $  1,355,780
                                                                           ------------      ------------
Supplemental disclosures:
  Cash paid for interest                                                        558,392           730,658
  Equipment acquired in exchange for note payable                             1,918,193                --
  Prepaid expenses financed by notes payable                                    263,757           214,505
  Conversion of long-term obligations to common stock                                --         3,500,972
  Stockholder litigation settlement financed by note payable                  1,880,000                --

                 See accompanying notes to financial statements.

                                    6 of 16

               UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The consolidated financial statements of Universal Seismic Associates, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission for the year ended June 30, 1997.
         In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three and six-month periods ended December 31, 1997 and 1996, statement of stockholders' equity for the six months ended
         December 31, 1997 and statements of cash flows for the six-month periods ended December 31, 1997 and 1996, have been included.

         The interim results are not necessarily indicative of results of operations for the full fiscal year ending June 30, 1998.

2.       LIQUIDITY AND OPERATING LOSSES

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the six months ended December 31, 1997 with operating losses of $2,129,105 and $3,771,729 for the three and six month periods ended December 31, 1997, respectively. In addition, the Company had an accumulated deficit and a net working capital deficiency of $16,536,869 and $22,462,905, respectively, as of December 31, 1997.
         All debt due the Company's major debtholder, RIMCO (defined below), has been classified as current maturities as of December 31, 1997.

         As of December 31, 1997, the Company had a cash balance of $471,307. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it could generate substantial cash flow from its oil and gas properties if it had sufficient funding for its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the



                                    7 of 16

         Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

         As of December 31, 1997, the Company was in default on certain covenants of its financing agreements with RIMCO Partners, L.P., RIMCO Partners II, L.P., RIMCO Partners III, L.P. and RIMCO Partners IV, L.P. (collectively, "RIMCO"). RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. The Company is negotiating an extension of this waiver and a debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. In the original agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebted to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest. Until such time as the Company and RIMCO are able to consummate the debt-to-equity exchange, all RIMCO debt has been classified as current maturities.

         The above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       RESTATEMENT AND RECLASSIFICATIONS

         In its June 30, 1997 Form 10-KSB/A, the Company restated and reclassified its financial statements for the fiscal years ended June 30, 1997 and 1996. In addition, unaudited quarterly financial data for fiscal 1997 and 1996 have also been restated and reclassified. Except as otherwise stated herein, all information presented in this Report on Form 10-Q includes all such restatements and reclassifications as they apply to the fiscal 1997 period.

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

         As a result of a comprehensive review begun by the Company in December 1997, and the audits performed by new independent public accountants, it was determined that certain adjustments and reclassifications were necessary to fairly state the financial statements for

                                    8 of 16
         the years ended June 30, 1997 and 1996 and all respective quarterly data. These adjustments principally relate to the timing for recognition of contract revenue and associated costs under percentage of completion accounting and to certain costs which were expensed as cost of data acquisition but should have been recorded as capitalized oil and gas properties. In addition, it was determined that the gain on the sale of oil and gas properties previously reported of $559,461 in fiscal 1997, should not have been recognized in income but instead recorded as a reduction of oil and gas properties in accordance with full cost accounting. The following is a summary of the adjustments and the related impact on the statement of operations for the three and six-month periods ended December 31, 1996:

                                                                              RESTATEMENTS FOR PERIODS
                                                                              ENDED DECEMBER 31, 1996
                                                                           ------------------------------
                                                                              THREE               SIX
                                                                              MONTHS             MONTHS
                                                                           ------------      ------------
          Data acquisition revenues                                        $    (40,322)     $  1,503,653
          Cost of data acquisition                                              298,170          (939,756)
          Gain on sale of oil and gas property                                       --          (559,461)
          Interest expense                                                       18,042            36,084
                                                                           ------------      ------------
              Net adjustments                                                   275,890            40,520

          Net income (loss) previously reported                                 698,241           (52,833)
                                                                           ------------      ------------
          Restated net income (loss) for periods                           $    974,131      $    (12,313)
                                                                           ============      ============


         The net financial impact of these adjustments increases net income for the three months ended December 31, 1996 by $275,980 to $974,131 and decreases the net loss for the six months ended December 31, 1996 by $40,520 to $12,313.

4.       DEBT AND FINANCING ARRANGEMENTS

         A summary of the Company's debt and obligations at the respective dates is presented below:

                                                                           DECEMBER 31,        JUNE 30,
                                                                                1997             1997
                                                                           ------------      ------------
          Notes and obligations due RIMCO                                  $ 20,807,900      $ 16,108,995
          Operating lease for equipment not
            expected to be utilized in the future                               815,529           929,191
          Other notes payable                                                 2,345,108         1,114,813
                                                                           ------------      ------------
                                                                             23,968,537        18,152,999
          Less current maturities                                           (22,193,301)       (1,423,859)
                                                                           ------------      ------------

                Total long-term debt                                       $  1,775,236      $ 16,729,140
                                                                           ============      ============


                                    9 of 16

         On November 3, 1997, the Company entered into two additional financing agreements with RIMCO for $2,144,000 and $1,730,383, respectively, under revolving credit facilities and issued 12% Senior Secured General Obligation Notes with interest payable monthly and principal due December 1, 1999. As of December 31, 1997, the Company had borrowed $1,494,000 under the first facility which was used for working capital and $1,090,383 under the second facility used to expand the Company's oil and gas exploration activities and the notes are secured by the Company's oil and gas properties.

         RIMCO has waived defaults under the covenants in its various financing agreements until July 1, 1998. (See Note 2 to the Consolidated Financial Statements for further discussion.)

5.       EARNINGS (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires presentation of "basic" and "diluted" earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted SFAS 128 and has applied the provisions of the statement to current and prior periods. While the Company has outstanding stock options and warrants, these are not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive. Earnings (loss) per share under SFAS 128 is the same as has been reported under the previously required accounting standards.

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


                                    10 of 16

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

OPERATING REVENUES AND EXPENSES

         Operating Revenues. Overall operating revenues for the six-month period were down $6.0 million, or 31%, from the comparable period in fiscal 1997. This decrease was primarily due to interruptions in South Texas due to restrictions during hunting season, preparation and delays in South Louisiana and fewer crews under contract. Data processing revenues were down from $790,878 to $509,200, or 36%, as a result of fewer jobs being processed. Oil and gas operations began initial production in May and June, 1997. Oil and gas sales of $431,623 for the six-month period ended December 31, 1997, averaged approximately $72,000 per month with increased sales expected as additional production comes on stream. It should be noted that substantially all of the Company's oil and gas revenue comes from natural gas sales. The Company does expect oil and gas revenues to increase in fiscal 1998 over fiscal 1997, although such increase is likely to be limited because the Company currently lacks sufficient financial resources to fully develop its oil and gas properties.

         Operating Expenses. Overall costs were down slightly in the period from $18.8 million to $17.2 million, or 9%, reflecting a decrease in the data acquisition group of 8% from $15.5 million to $13.7 million. However, this group continued to experience negative margins due to weather and seasonal restrictions.

          Selling, General and Administrative Expenses. These expenses increased to $1.3 million from $1.1 million, or 25% due to increased consulting expenses and additional accounting expenses.


                                    11 of 16

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) was up approximately $149,000 or 9.7% over the same period in fiscal 1997, reflecting , in part, the first DD&A expense from the oil and gas operations of $119,852 for the six months ended December 31, 1997.

         Interest Expense. Interest expense was up 43% or $281,956 over the same period in fiscal 1997. This was primarily due to increased debt outstanding for financing the oil and gas operations and working capital needs.

         Income Taxes. At the current time the Company has significant net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012. Therefore, no income tax provision has been reflected in the accompanying financial statements.

         Net Loss. The Company reported a net loss of $4.7 million for the 1998 fiscal six-month period which was compared to an insignificant loss for the same period in fiscal 1997. The major reasons for the loss are significantly lower gross margins for the data acquisition activities combined with higher indirect overhead and interest expense. Sales in the data acquisition unit were also down significantly as backlog was not replaced as rapidly as contracts were completed. The Company is attempting to improve its marketing efforts in the data acquisition unit, improving crew management and efficiency of its crews to improve overall margins. Even with these improvements, it is expected that the Company will continue to incur operating losses in the near term.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

OPERATING REVENUES AND EXPENSES

         Operating Revenues. Operating revenues for the three months ended December 31, 1997 were down 62% to $4.3 million, reflecting a steep decline in data acquisition revenues due to the Company being unable to generate new contracts in this area of operations. Data processing revenues were also down in the period from $376,297 to $201,864, a 46% decline, due to fewer data processing jobs. Oil and gas revenues of $279,329 are being reported for the first time in the quarter ended December 31, 1997 at an average monthly rate of approximately $93,000. Substantially all revenues of the oil and gas operations come from natural gas sales.

         Operating Expenses. Overall operating expenses decreased by 31%, substantially due to a 38% decline in cost of data acquisition offset by higher selling, general and administrative and depreciation, depletion and amortization expense. Idle crews due to insufficient work continue to prevent the data acquisition group from generating positive margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were up for the quarter over the prior period by 26%, from $506,279 to $688,364, reflecting, in part, increased legal and accounting expenses.


                                    12 of 16

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) was up 12% from $774,721 in the prior quarter to $868,754. This is due, in part, to DD&A for the oil and gas operations of $70,178 for the three months ended December 31, 1997.

         Interest Expense. Interest expense increased by approximately 71% from $313,833 to $537,661. This increase is due to additional borrowings for financing oil and gas operations and for working capital needs.

         Income Taxes. At the current time the Company has significant net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012. Therefore, no income tax provision has been reflected in the accompanying financial statements.

         Net Loss. The Company reported a net loss of $2,662,272 for the current three-month period ended December 31, 1997, compared with a profit of $974,131 in the same period in fiscal 1997. The current period loss is primarily due to losses in the data acquisition group where revenues were down 62% due to slowing of available contract projects. Higher selling, general and administrative expense due, in part, to increased consulting expenses and higher salary expenses as a result of management changes and DD&A expense also contributed to the overall loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 1997, cash and cash equivalents decreased by $1,388,370 to $471,307. Cash used by investing activities of $1,682,520 includes investments in oil and gas properties of $2,733,808, $27,800 for data processing equipment and upgrades, with the balance of $89,000 used for miscellaneous data acquisition equipment, less $1,168,088 received from the sale of interest in two of the Company's oil and gas properties.

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

         The Company's accounts payable balance decreased by $1,592,505 during the six-month period ended December 31, 1997. Accounts receivable (net) decreased slightly by $205,593 during the period. The Company had approximately $1,523,000 of receivables over 90 days old as of December 31, 1997 for which adequate reserves have been made.

         On November 3, 1997, the Company entered into two additional financing agreements with RIMCO for $2,144,000 and $1,730,383, respectively, under revolving credit facilities and issued 12% Senior Secured General Obligation Notes with interest payable monthly and principal due December 1, 1999. As of December 31, 1997, the Company had borrowed $1,494,000 under the first facility which was used for working capital and $1,090,383 under the second facility used


                                    13 of 16
to expand the Company's oil and gas exploration activities and the notes are secured by the Company's oil and gas properties.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the six-month period ended December 31, 1997, with operating losses of $2,129,105 and $3,771,729 for the three and six-month periods ended December 31, 1997, respectively. In addition, the Company had an accumulated deficit and a net working capital deficiency of $16,536,869 and $22,462,905, respectively, as of December 31, 1997. All debt due the Company's major debtholder, RIMCO, has been classified as current maturities as of December 31, 1997.

         As of December 31, 1997, the Company had a cash balance of $471,307. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it could generate substantial cash flow from its oil and gas properties if it had sufficient funding for its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by changes in gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

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


                                    14 of 16

                                    PART II
                               OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

              As of December 31, 1997, the Company was in default on certain covenants of its RIMCO financing agreements and RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. The Company is negotiating an extension of this waiver and a debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. In a proposed agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebted to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest.

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


                                    15 of 16

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

                                   UNIVERSAL  SEISMIC  ASSOCIATES, INC.





                                   /s/ JOE T. RYE
DATE: JULY 23, 1998                PRESIDENT/CHIEF EXECUTIVE OFFICER


                                    16 of 16

                                Index to Exhibit

          Item
          ----

          Ex-27              Financial Data Schedule