Form 10-Q
period 1998-03-31
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1998-07-29
CIK 884802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              ----------------------------------------------------

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Unaudited Consolidated Financial Statements

                    Consolidated Balance Sheets at March 31, 1997 and June 30, 1997........3

                    Consolidated Statements of Operation for the three and nine months ended March 31, 1997 and 1996..........................................4

                    Consolidated Statements of Stockholders' Equity for the nine months ended March 31, 1997 and the year ended June 30,
                     1997..................................................................5

                    Consolidated Statements of Cash Flows for the nine months ended
                     March 31, 1997 and 1996...............................................6

                    Notes to Consolidated Financial Statements.............................7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..........................................12

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................14

         Item 2.    Changes in Securities.................................................14

         Item 3.    Defaults Upon Senior Securities.......................................14

         Item 4.    Submission of Matters to a Vote of Security Holders...................14

         Item 5.    Other Information.....................................................14

         Item 6.    Exhibits and Reports on Form 8-K......................................15


                                    2 of 15

                                     PART I
              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL INFORMATION


UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       MARCH 31,          JUNE 30,
                           ASSETS                                                        1998              1997
                                                                                         ----              ----
Current assets:
  Cash and cash equivalents                                                          $  1,707,676      $  1,859,677
  Accounts receivable, net                                                              3,371,664         5,579,876
  Costs and estimated earnings in excess of billings on uncompleted contracts           2,007,467           702,066
  Prepaid expenses and other current assets                                             1,196,188           498,982
                                                                                     ------------      ------------

                     Total current assets                                               8,282,995         8,640,601

Property and equipment, net:
  Seismic property and equipment                                                       15,397,892        15,896,535
  Seismic property under capital lease                                                  2,486,091                --
  Oil and gas properties, full cost method                                              7,754,251         6,881,115
                                                                                     ------------      ------------

                     Total property and equipment, net                                 25,638,234        22,777,650

Other assets:
  Goodwill, net                                                                           563,561           601,694
  Other                                                                                   126,367           228,088
                                                                                     ------------      ------------
                                                                                          689,928           829,782

                     Total assets                                                    $ 34,611,157      $ 32,248,033
                                                                                     ============      ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                                           $ 23,047,020      $  1,423,859
  Current portion of capital lease obligations                                            584,923                --
  Billings in excess of costs and estimated earnings on uncompleted contracts           3,149,853           499,916
  Accounts payable                                                                      3,440,953         5,912,647
  Accrued and other current liabilities                                                 2,659,237         2,431,164
                                                                                     ------------      ------------
                     Total current liabilities                                         32,881,986        10,267,586

Long-term obligations:
  Long-term obligations, net of current maturities                                      1,505,470        16,729,140
  Capital lease obligation, net of current maturities                                   1,929,208                --
                                                                                     ------------      ------------
                    Total liabilities                                                  36,316,664        26,996,726
                                                                                     ------------      ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value; 20,000,000 shares authorized; 5,239,109 shares issued and 5,234,109 shares outstanding at March 31, 1998 and
    June 30, 1997                                                                             523               523
  Additional paid in capital                                                           17,105,444        17,105,444
  Accumulated deficit                                                                 (18,791,474)      (11,834,660)
  Less:  Treasury stock, at cost; 5,000 shares                                            (20,000)          (20,000)
                                                                                     ------------      ------------
                    Total stockholders' equity                                         (1,705,507)        5,251,307
                                                                                     ------------      ------------
                    Total liabilities and stockholders' equity                       $ 34,611,157      $ 32,248,033
                                                                                     ============      ============

                 See accompanying notes to financial statements.

                                    3 of 15

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          MARCH 31,                              MARCH 31,
                                              -----------------------------     -------------------------------
                                                 1998              1997                 1998              1997
                                                 ----              ----                 ----              ----
Operating revenues:
  Data acquisition                           $  3,375,489      $  6,143,351      $ 15,875,642      $ 24,838,884
  Data processing                                 142,046           261,818           651,246         1,052,696
  Oil and gas production                          308,312                --           739,935                --
                                             ------------      ------------      ------------      ------------

        Total operating revenues                3,825,847         6,405,169        17,266,823        25,891,580

Operating expenses:
  Cost of data acquisition                      3,269,515         5,407,490        16,985,553        20,928,812
  Cost of data processing                         176,177           203,176           553,622           627,151
  Oil and gas operating                            50,351                --           156,705                --
  Selling, general and administrative             932,644           545,561         2,260,464         1,604,886
  Cost of aborted merger, proxy
     contest, and stockholder litigation               --           526,815                --           828,045
  Depreciation, depletion and
     amortization                               1,077,864           779,279         2,762,912         2,315,005
                                             ------------      ------------      ------------      ------------

        Total operating expenses                5,506,551         7,462,321        22,719,256        26,303,899
                                             ------------      ------------      ------------      ------------

        Total operating loss                   (1,680,704)       (1,057,152)       (5,452,433)         (412,319)

Interest expense, net of capitalized
  interest                                       (621,254)         (300,364)       (1,565,253)         (962,407)
Other income, net                                  47,353             8,880            60,872            13,777
                                             ------------      ------------      ------------      ------------

Net loss                                     $ (2,254,605)     $ (1,348,636)     $ (6,956,814)     $ (1,360,949)
                                             ============      ============      ============      ============

Basic and diluted loss per share             $       (.43)     $      (0.26)     $      (1.33)     $      (0.28)
                                             ============      ============      ============      ============
Weighted average common shares
  outstanding                                   5,234,109         5,229,942         5,234,109         4,939,208
                                             ============      ============      ============      ============


                 See accompanying notes to financial statements.

                                    4 of 15

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND
THE YEAR ENDED JUNE 30, 1997 (UNAUDITED)


                                  COMMON STOCK            TREASURY STOCK        ADDITIONAL                           TOTAL
                                  ------------            --------------          PAID IN       ACCUMULATED       STOCKHOLDERS
                               SHARES       AMOUNT      SHARES      AMOUNT        CAPITAL         DEFICIT            EQUITY
                               ------       ------      ------      ------        -------         -------            ------
Balance June 30, 1996        4,278,147      $  428       5,000    $(20,000)    $13,553,317      $(6,310,497)       $7,223,248

Net loss                                                                                         (5,524,163)       (5,524,163)

  Exercise of stock
     options                    15,000           1                                  51,249                             51,250
  Exercise of convertible
    and exchangeable notes     940,962          94                               3,500,878                          3,500,972
                             ---------      ------      ------    --------     -----------      -----------        ----------

Balance June 30, 1997        5,234,109      $  523       5,000     (20,000)     17,105,444      (11,834,660)        5,251,307

Net loss for nine months
   ended March 31, 1998                                                                          (6,956,814)       (6,956,814)
                             ---------      ------      ------    --------     -----------      -----------        ----------

Balance March 31, 1998       5,234,109      $  523       5,000    $(20,000)    $17,105,444      $(18,791,474)     $ (1,705,507)
                             =========      ======     =======    ========     ===========      ============      ============


                 See accompanying notes to financial statements.

                                    5 of 15

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                          1998            1997
                                                                          ----            ----
Cash flows from operating activities:
  Net income (loss)                                                   $(6,956,814)     $(1,360,949)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
        Depreciation, depletion and amortization                        2,762,912        2,315,005
        Loss on disposal of assets                                        528,630
        Changes in operating assets and liabilities:
           Accounts receivable                                          2,208,212          416,039
           Costs and estimated earnings in excess of billings on
                uncompleted contracts                                  (1,305,401)         (62,767)
           Prepaid expenses and other current assets                      638,232          509,239
           Accounts payable                                            (2,471,694)         797,263
           Billings in excess of costs and estimated earnings on
               uncompleted contracts                                    2,649,937          472,834
           Accrued and other current liabilities                        2,482,456          566,618
           Other assets                                                    23,287           31,512
                                                                     ------------     ------------
                 Net cash provided by operating activities                559,757        3,684,794
                                                                     ------------     ------------
Cash flows from investing activities:
  Capital expenditures                                                 (5,093,281)      (7,796,673)
  Proceeds from sale of assets                                          2,707,764        1,244,457
  Proceeds from receivable from stockholder                                    --           28,440
                                                                     ------------     ------------
              Net cash (used in) investing activities                  (2,385,517)      (6,523,776)
                                                                     ------------     ------------
Cash flows from financing activities:
  Proceeds from debt and obligations                                   12,233,432       24,564,046
  Payments on debt and obligations                                    (10,421,974)     (22,541,267)
  Payments on capital lease obligation                                   (137,699)              --
  Proceeds from issuance of common stock, net                                  --           38,750
                                                                     ------------     ------------
               Net cash provided by financing activities                1,673,759        2,061,529
                                                                     ------------     ------------
Net decrease in cash and cash equivalents                                (152,001)        (777,453)
Cash and cash equivalents at beginning of period                        1,859,677          982,431
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $  1,707,676     $    204,978
                                                                     ============     ============
Supplemental disclosures:
  Cash paid for interest                                                  681,471        1,052,260
  Equipment financed by note payable                                    2,069,893               --
  Prepaid expense financed by note payable                                263,757          214,505
  Conversion of long-term obligations to common stock                          --        3,500,972
  Stockholder litigation settlement financed by note payable            1,880,000               --

                 See accompanying notes to financial statements.

                                    6 of 15

               UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The consolidated financial statements of Universal Seismic Associates, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and nine-month periods ended March 31, 1997 and 1998, stockholders' equity for the nine months ended March 31, 1998 and statements of cash flows for the nine-month periods ended
         March 31, 1998 and 1997, have been included.

2.       LIQUIDITY AND OPERATING LOSSES

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the nine months ended March 31, 1998 with an operating loss of $5,452,433, and a net loss of $6,956,814 for the nine months ended March 31, 1998. In addition, the Company had an accumulated deficit and a net working capital deficiency of $18,791,474 and $24,598,991, respectively, as of March 31, 1998. All debt due to the Company's major debtholder, RIMCO (defined below), has been classified as current maturities as of March 31, 1998.

         As of March 31, 1998, the Company had a cash balance of $1,707,676. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it can generate substantial cash flow from its oil and gas properties if it had sufficient funding of its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These

                                    7 of 15
         fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.

         As of March 31, 1998, the Company was in default on certain covenants of its financing agreements with RIMCO Partners, L.P., RIMCO Partners II, L.P., RIMCO Partners III, L.P. and RIMCO Partners IV, L.P. (collectively, "RIMCO"). RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. The Company is negotiating an extension of this waiver and a debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. In the original agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebted to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest. Until such time as the Company and RIMCO are able to consummate the debt-to-equity exchange, all RIMCO debt has been classified as current maturities.

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

         As a result of a comprehensive review begun by the Company in December 1997, and the audits performed by new independent public accountants, it was determined that certain adjustments and reclassifications were necessary to fairly state the financial statements for the years ended June 30, 1997 and 1996, and all respective quarterly data. These adjustments principally relate to the timing for recognition of contract revenue and associated costs under percentage of completion accounting and to certain costs which


                                    8 of 15
         were expensed as cost of data acquisition but should have been recorded as capitalized oil and gas properties. In addition, it was determined that the gain on the sale of oil and gas properties previously reported of $559,461 in fiscal 1997, should not have been recognized in income but instead recorded as a reduction of oil and gas properties in accordance with full cost accounting. The following is a summary of the adjustments and the related impact on the statement of operations for the three and nine-month periods ended March 31, 1997:

                                                  RESTATEMENTS FOR PERIODS
                                                     ENDED MARCH 31, 1997
                                               --------------------------------
                                                    THREE              NINE
                                                    MONTHS            MONTHS
                                                    ------            ------
         Data acquisition revenue                $(130,841)     $ 1,372,812
         Cost of data acquisition                  450,006         (489,750)
         Gain on sale of oil and gas property                      (559,461)
         Interest expense                           18,042           54,126
                                                 ---------      -----------
               Net adjustments                     337,207          377,727

               Net loss previously reported     (1,685,843)      (1,738,676)
                                                ----------      -----------

         Restated net loss for periods         $(1,348,636)     $(1,360,949)
                                               ===========      ===========

         The net financial impact of these adjustments decreases the net loss previously reported for the three-month period ended March 31, 1997 by $337,207 to $1,348,636 and decreases the net loss previously reported for the nine-month period ended March 31, 1997 by $377,727 to $1,360,949.

4.       DEBT AND FINANCING ARRANGEMENTS

         A summary of the Company's debt and obligations at the respective dates is presented below:

                                                       MARCH 31,      JUNE 30,
                                                         1998           1997
                                                         ----           ----
          Notes and obligations due RIMCO             $21,660,098   $16,108,995
          Operating lease for equipment not
           expected to be utilized in the future          815,529       929,191
          Other notes payable                           2,076,863     1,114,813
                                                      -----------   -----------
                                                       24,552,490    18,152,999
          Less current maturities                     (23,047,020)   (1,423,859)
                                                      -----------   -----------
                Total long-term debt                  $ 1,505,470   $16,729,140
                                                      ===========   ============


         RIMCO has waived defaults under the covenants in its various financing agreements until July 1, 1998. (See Note 2 to the Consolidated Financial Statements for further discussion.)

                                    9 of 15

5.       EARNINGS (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires presentation of "basic" and "diluted" earnings per share which is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted SFAS 128 and has applied the provisions of the statement to current and prior periods. While the Company has outstanding stock options and warrants, these are not included in the computation of diluted earnings
         (loss) per share because to do so would be anti-dilutive. Earnings
         (loss) per share under SFAS 128 is the same as has been reported under the previously required accounting standards.

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

         Thereafter, Michael T. Kanarellis, one of the members of the Stockholders' Committee, submitted letters to various members of the Audit Committee of the Company, alleging that "the Company's financial statements for the fiscal year ended June 30, 1996 and the fiscal quarters ended September 30, 1996 and December 31, 1996 were false and materially misstated" and alleging certain specific items of misstatement. The Stockholders' committee also filed a suit against the Company and its directors styled "The Universal Seismic Associates, Inc. Stockholders' Protective Committee, Michael T. Kanarellis, and Robert J. Kecseg Vs. Michael J. Pawelek, Ronald L. England, Calvin G. Cobb, Gary Milavec, Steven Oakes, Rick Trapp, RIMCO Associates, L.P., Resource Investors Management Company, L.P. and Universal Seismic Associates, Inc.", in the United States District Court (the "Court") in Delaware. All parties entered into a Stipulation of Settlement which was tendered to the Court on August 7, 1997, whereby RIMCO agreed to purchase all of the shares of the Company's common stock owned by the Stockholders' Committee for an aggregate purchase price of $650,000, or $3.17 per share. Also in connection with the settlement, RIMCO entered into a $2,000,000 loan agreement with the Company, with the proceeds being used to fund the immediate costs of settlement and to pay other expenses associated with the lawsuit. The settlement was

                                    10 of 15
         approved by the Court on October 1, 1997, at which time the Court entered judgment dismissing all claims with prejudice. The Company believes that it will recover a substantial portion of its costs of settlement and expenses associated with the lawsuit from its directors' and officers' liability insurance carrier. As of January 30, 1998, the Company had received a settlement of $1,245,000 and is pursuing additional recovery.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

OPERATING REVENUES AND EXPENSES

         Operating Revenues. Overall revenues for the nine-month period were down from $25.9 million to $17.3 million, or 33%, from the comparable period in fiscal 1997. This decrease was primarily due to a slow down in the data acquisition activities as backlog was not replaced as rapidly as contracts were completed. Data processing revenues were down from $1,052,696 to $651,246, or 38%, as a result of fewer jobs being processed. Oil and gas operations began initial production in May and June 1997 with total revenues of $739,935 in the period averaging more than $82,000 per month with increased sales expected as additional production comes on stream. However, any increase is likely to be limited because the Company lacks sufficient financial resources to fully develop its properties. Substantially all oil and gas revenue comes from natural gas sales.

         Operating Expenses. Overall expenses were down from $26.3 million to $22.7 million, or 14%, reflecting a significant erosion of operating margins of the data acquisition activity. As backlog was not replaced, down time and operating problems resulted in several jobs experiencing losses. Increases in selling, general and administrative expenses and depreciation, depletion and amortization expenses were offset by the prior-year nonrecurring aborted merger, proxy contest and shareholder litigation expenses of $828,045 in the prior-year period.

         Selling, General and Administrative Expenses. Expenses in the fiscal 1997 period increased from $1.6 million to $2.3 million or 41%. Much of this increase was due to higher consulting fees (audit and legal) and higher salary costs as several management changes occurred in the second and third quarters.

         Depreciation, Depletion and Amortization (DD&A). DD&A was up in the period by $447,907, or 19%, reflecting, in part, the DD&A from the oil and gas operations of $209,166 for the nine months ended March 31, 1998, along with additional seismic equipment upgrades.

         Interest Expense. Interest expense has increased on a period to period basis by $602,846, or 63%, due to more debt outstanding and payable to RIMCO. The additional borrowings were for expansion of the oil and gas development and working capital needs.

         Income Taxes. At the current time the Company has significant net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012. Therefore, no income tax provision has been reflected in the accompanying financial statements.


                                    11 of 15

         Net Loss. The Company reported a net loss of $7.0 million for the nine-month period compared with a net loss of $1.4 million in the same period in fiscal 1997. Much of this loss came as the result of down time of $2.3 million; provision for lost equipment of $.48 million; losses on two large contracts of $1.27 million and higher overhead charges of $2.04 million in the data acquisition group for a total of $6.09 million. In addition, DD&A was up $.45 million and interest expense was up $.6 million.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

OPERATING REVENUES AND EXPENSES

         Operating Revenues. Operating revenues for the three months ended March 31, 1998 were down 40% to $3.83 million, reflecting the steep decline in data acquisition revenues due to the Company being unable to generate new contracts in this area of operations and a slow down in the overall oil and gas sector. Data processing revenues were also down in the period from $261,818 to $142,046, a 46% decline due to fewer data processing jobs. Oil and gas revenues are being reported for the first time in the quarter ended March 31, 1998 at an average monthly rate of approximately $100,000 compared with $82,000 per month for the nine-month period. Substantially all oil and gas revenues come from natural gas sales.

         Operating Expenses. Overall operating expenses decreased by 26%, mostly due to a 40% decline in cost of data acquisition offset by higher selling, general and administrative and depreciation, depletion and amortization expense. Idle crews due to insufficient work continue to keep the data acquisition group from having adequate profit margins. The Company has reduced expenses to reflect current market conditions.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were up in the quarter over the prior period from $545,561 to $932,644 reflecting in part increased legal and accounting expenses and higher salary expenses due to changes in management.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (DD&A) was up 38% from $779,279 in the prior three-month period to $1,077,864. This is due in part to DD&A for the oil and gas operations of $89,314 which was not in operation in the fiscal 1997 period and the amortization of seismic property under capital lease of $165,000.

         Interest Expense. Interest expense increased from $300,364 to $621,254. This increase is due to additional borrowings for financing of the oil and gas operations and for working capital needs.

         Income Taxes. At the current time the Company has significant net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012. Therefore, no income tax provision has been reflected in the accompanying financial statements.

         Net Loss. The Company had a net loss of $2,254,605 for the current three-month period compared with $1,348,636 in the same period in fiscal 1997. The current period loss is primarily due to losses in the data acquisition group where revenues were down 45% and the group incurred low margins due to slowing of available contract jobs and idle work crews. Higher selling, general and administrative and DD&A expense also contributed to the overall loss for the period due, in part, to increased consulting expenses and higher salary expenses as a result of management changes.

                                    12 of 15

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended March 31, 1998, cash and cash equivalents decreased by $152,001 to $1,707,676. Cash provided by operating activities was $559,757 reflecting the need for the Company to carefully manage its receivables and payables. Investing activities used cash of $5,093,281 as the Company continued investing heavily in oil and gas properties of $4,783,200. In addition, $27,800 was invested in data processing equipment and upgrades with the balance of $282,281 used for miscellaneous data acquisition equipment. These capital expenditures were offset by $2,707,764 for sale of interests in certain of the Company's oil and gas properties.

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

         The Company's accounts payable balance decreased by $2,471,694 in the nine-month period ended March 31, 1998. This decrease can be attributed to the Company's continuing efforts to reduce payables. Accounts receivable (net) decreased by $2,208,212 during the nine-month period, primarily as a result of settling a number of past due problem accounts. The Company had approximately $1,580,000 of receivables over 90 days old as of March 31, 1998 for which adequate reserves have been provided.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the nine months ended March 31, 1998, with an operating loss of $5,452,433 and a net loss of $6,956,814. In addition, the Company had an accumulated deficit and a net working capital deficiency of $18,791,474 and $24,598,991, respectively, as of March 31, 1998. All debt due to the Company's major debt holder, RIMCO, has been classified as current maturities as of March 31, 1998.

         As of March 31, 1998, the Company had a cash balance of $1,707,676. If losses from operations continue (as is anticipated), the Company believes this cash, along with anticipated cash flow from its seismic and exploration and production operations and funds available under its credit facilities, will not be adequate for its overall working capital requirements. The Company believes that it can generate substantial cash flow from its oil and gas properties if it had sufficient funding for its drilling program. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and related seismic activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by seismic data acquisition contractors and exploration and production owners as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and contract revenues, which are primary determinants of cash flow from the Company's operations.


                                    13 of 15

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



                                     PART 2
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           As of March 31, 1998, the Company was in default on certain covenants of its RIMCO financing agreements and RIMCO has waived such defaults and principal and interest payment covenants through July 1, 1998. the Company is negotiating an extension of this waiver and debt-to-equity exchange with RIMCO whereby the indebtedness to RIMCO, including accrued interest, would be converted into equity and subordinated debt. IN a proposed agreement with RIMCO, which was executed on February 9, 1998 and expired on June 1, 1998, $15,000,000 was to be converted into common stock of the Company and the balance into convertible subordinated notes. The shares to be issued in the conversion were to be tied to the average price of the Company's common stock for the 30-day period prior to receiving stockholder approval. As of June 30, 1998, the Company was indebtedness to RIMCO under the various financing agreements for $22,168,899 principal and $1,896,450 accrued interest.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

                                    14 of 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           On February 23, 1998, the Company filed a Form 8-K in which the Company provided information under "Item 4. - Changes in Registrant's Certifying Accountant." The date of the report was February 13, 1998, the date Coopers & Lybrand L.L.P. resigned as the Company's independent accountants.

           On March 16, 1998, the Company filed a Form 8-K in which the Company provided information under "Item 4. - Changes in Registrant's Certifying accountant". The date of the report was March 13, 1998, and disclosed that the Company had engaged Arthur Anderson LLP as the independent public accountants of the Company approved by the Board Of Directors on March 12, 1998.


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

                                   UNIVERSAL  SEISMIC  ASSOCIATES, INC.



                                   /S/ JOE T. RYE
DATE:  JULY 23, 1998               PRESIDENT/CHIEF EXECUTIVE OFFICER

                                    15 of 15

                                INDEX TO EXHIBIT
                                ----------------

Item
-----
Ex-27                           Financial Data Schedule