Form 10-Q/A
period 1998-03-31
UNIVERSAL SEISMIC ASSOCIATES INC
filed 1998-08-06
CIK 884802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                   ----------

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

                         Commission file number 1-19971

                                   ----------

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

                                   ----------

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

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

     Item 1. Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets at March 31, 1997 and June 30, 1997.........  3

               Consolidated Statements of Operation for the three and nine months ended March 31, 1997 and 1996..........................................  4

               Consolidated Statements of Stockholders' Equity for the nine months ended March 31, 1997 and the year ended June 30, 1997...........  5

               Consolidated Statements of Cash Flows for the nine months ended
                March 31, 1997 and 1996................................................  6

               Notes to Consolidated Financial Statements..............................  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................... 11

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings....................................................... 14

     Item 2.   Changes in Securities................................................... 14

     Item 3.   Defaults Upon Senior Securities......................................... 14

     Item 4.   Submission of Matters to a Vote of Security Holders..................... 14

     Item 5.   Other Information....................................................... 15

     Item 6.   Exhibits and Reports on Form 8-K........................................ 15

                                     PART I
              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       MARCH 31,         JUNE 30,
                                 ASSETS                                                  1998              1997
                                                                                     ------------      ------------
Current assets:
  Cash and cash equivalents                                                          $  1,707,676      $  1,859,677
  Accounts receivable, net                                                              3,371,664         5,579,876
  Costs and estimated earnings in excess of billings on uncompleted contracts           2,007,467           702,066
  Prepaid expenses and other current assets                                             1,196,188           498,982
                                                                                     ------------      ------------

                     Total current assets                                               8,282,995         8,640,601

Property and equipment, net:
  Seismic property and equipment                                                       15,397,892        15,896,535
  Seismic property under capital lease                                                  2,486,091                --
  Oil and gas properties, full cost method                                              7,754,251         6,881,115
                                                                                     ------------      ------------

                     Total property and equipment, net                                 25,638,234        22,777,650

Other assets:
  Goodwill, net                                                                           563,561           601,694
  Other                                                                                   126,367           228,088
                                                                                     ------------      ------------
                                                                                          689,928           829,782

                     Total assets                                                    $ 34,611,157      $ 32,248,033
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations                                           $ 23,047,020      $  1,423,859
  Current portion of capital lease obligations                                            584,923                --
  Billings in excess of costs and estimated earnings on uncompleted contracts           3,149,853           499,916
  Accounts payable                                                                      3,440,953         5,912,647
  Accrued and other current liabilities                                                 2,659,237         2,431,164
                                                                                     ------------      ------------

                     Total current liabilities                                         32,881,986        10,267,586

Long-term obligations:
  Long-term obligations, net of current maturities                                      1,505,470        16,729,140
  Capital lease obligation, net of current maturities                                   1,929,208                --
                                                                                     ------------      ------------

                    Total liabilities                                                  36,316,664        26,996,726
                                                                                     ------------      ------------

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

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        MARCH 31,                          MARCH 31,
                                             ------------------------------      ------------------------------
                                                 1998              1997              1998              1997
                                             ------------      ------------      ------------      ------------
Operating revenues:
  Data acquisition                           $  3,375,489      $  6,143,351      $ 15,875,642      $ 24,838,884
  Data processing                                 142,046           261,818           651,246         1,052,696
  Oil and gas production                          308,312                --           739,935                --
                                             ------------      ------------      ------------      ------------

        Total operating revenues                3,825,847         6,405,169        17,266,823        25,891,580

Operating expenses:
  Cost of data acquisition                      3,269,515         5,407,490        16,985,553        20,928,812
  Cost of data processing                         176,177           203,176           553,622           627,151
  Oil and gas operating                            50,351                --           156,705                --
  Selling, general and administrative             932,644           545,561         2,260,464         1,604,886
  Cost of aborted merger, proxy
     contest, and shareholder litigation               --           526,815                --           828,045
  Depreciation, depletion and
     amortization                               1,077,864           779,279         2,762,912         2,315,005
                                             ------------      ------------      ------------      ------------

        Total operating expenses                5,506,551         7,462,321        22,719,256        26,303,899
                                             ------------      ------------      ------------      ------------

        Total operating loss                   (1,680,704)       (1,057,152)       (5,452,433)         (412,319)

Interest expense, net of capitalized
  interest                                       (621,254)         (300,364)       (1,565,253)         (962,407)
Other income, net                                  47,353             8,880            60,872            13,777
                                             ------------      ------------      ------------      ------------

Net loss                                     $ (2,254,605)     $ (1,348,636)     $ (6,956,814)     $ (1,360,949)
                                             ============      ============      ============      ============

Basic and diluted loss per share             $       (.43)     $      (0.26)     $      (1.33)     $      (0.28)
                                             ============      ============      ============      ============
Weighted average common shares
  outstanding                                   5,234,109         5,229,942         5,234,109         4,939,208
                                             ============      ============      ============      ============


                 See accompanying notes to financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND
THE YEAR ENDED JUNE 30, 1997 (UNAUDITED)


                                  COMMON STOCK                TREASURY STOCK        ADDITIONAL                          TOTAL
                            -------------------------     ----------------------      PAID IN       ACCUMULATED     STOCKHOLDERS'
                             SHARES         AMOUNT        SHARES       AMOUNT         CAPITAL         DEFICIT          EQUITY
                            ---------     -----------     ------     -----------    -----------     ------------    -------------
Balance June 30, 1996       4,278,147     $       428      5,000     $   (20,000)   $13,553,317     $ (6,310,497)   $   7,223,248

Net loss                                                                                              (5,524,163)      (5,524,163)

  Exercise of stock
    options                    15,000               1                                    51,249                            51,250
  Exercise of convertible
    and exchangeable notes    940,962              94                                 3,500,878                         3,500,972
                            ---------     -----------     ------     -----------    -----------     ------------    -------------

Balance June 30, 1997       5,234,109     $       523      5,000         (20,000)    17,105,444      (11,834,660)       5,251,307

Net loss for nine months
    ended March 31, 1998                                                                              (6,956,814)      (6,956,814)
                            ---------     -----------     ------     -----------    -----------     ------------    -------------

Balance March 31, 1998      5,234,109     $       523      5,000     $   (20,000)   $17,105,444     $(18,791,474)   $  (1,705,507)
                            =========     ===========     ======     ===========    ===========     ============    =============


                 See accompanying notes to financial statements.

UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       NINE MONTHS ENDED MARCH 31,
                                                                     ------------------------------
                                                                         1998              1997
                                                                     ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                  $ (6,956,814)     $ (1,360,949)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
        Depreciation, depletion and amortization                        2,762,913         2,315,005
        Loss on disposal of assets                                        528,630                --
        Changes in operating assets and liabilities:
           Accounts receivable                                          2,208,212           416,039
           Costs and estimated earnings in excess of billings on
                uncompleted contracts                                  (1,305,401)          (62,767)
           Prepaid expenses and other current assets                      638,232           509,239
           Accounts payable                                            (2,471,694)          797,263
           Billings in excess of costs and estimated earnings on
               uncompleted contracts                                    2,649,937           472,834
           Accrued and other current liabilities                        2,482,456           566,618
           Other assets                                                    23,286            31,512
                                                                     ------------      ------------

                 Net cash provided by operating activities                559,757         3,684,794
                                                                     ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                                 (5,093,281)       (7,796,673)
  Proceeds from sale of assets                                          2,707,764         1,244,457
  Proceeds from receivable from stockholder                                    --            28,440
                                                                     ------------      ------------

              Net cash (used in) investing activities                  (2,385,517)       (6,523,776)
                                                                     ------------      ------------

Cash flows from financing activities:
  Proceeds from debt and obligations                                   12,233,432        24,564,046
  Payments on debt and obligations                                    (10,421,974)      (22,541,267)
  Payments on capital lease obligation                                   (137,699)               --
  Proceeds from issuance of common stock, net                                  --            38,750
                                                                     ------------      ------------

               Net cash provided by financing activities                1,673,759         2,061,529
                                                                     ------------      ------------

Net decrease in cash and cash equivalents                                (152,001)         (777,453)
Cash and cash equivalents at beginning of period                        1,859,677           982,431
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $  1,707,676      $    204,978
                                                                     ============      ============
Supplemental disclosures:
  Cash paid for interest                                                  681,471         1,052,260
  Equipment financed by note payable                                    2,069,893                --
  Prepaid expense financed by note payable                                263,757           214,505
  Conversion of long-term obligations to common stock                          --         3,500,972
  Stockholder litigation settlement financed by note payable            1,880,000                --

                 See accompanying notes to financial statements.

               UNIVERSAL SEISMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     The consolidated financial statements of Universal Seismic Associates, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and nine-month periods ended March 31, 1997 and 1998, stockholders' equity for the nine months ended March 31, 1998 and year ended June 30, 1997, and statements of cash flows for the nine-month periods ended March 31, 1998 and 1997, have been included.

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

                                               RESTATEMENTS FOR PERIODS ENDED
                                                       MARCH 31, 1997
                                               ------------------------------
                                                  THREE               NINE
                                                  MONTHS             MONTHS
                                               -----------        -----------
     Data acquisition revenue                  $  (130,841)       $ 1,372,812
     Cost of data acquisition                      450,006           (489,750)
     Gain on sale of oil and gas property               --           (559,461)
     Interest expense                               18,042             54,126
                                               -----------        -----------
               Net adjustments                     337,207            377,727

               Net loss previously reported     (1,685,843)        (1,738,676)
                                               -----------        -----------

     Restated net loss for periods             $(1,348,636)       $(1,360,949)
                                               ===========        ===========

     The net financial impact of these adjustments decreases the net loss previously reported for the three-month period ended March 31, 1997 by $337,207 to $1,348,636 and decreases the net loss previously reported for the nine-month period ended March 31, 1997 by $377,727 to $1,360,949.

4.   DEBT AND FINANCING ARRANGEMENTS

     A summary of the Company's debt and obligations at the respective dates is presented below:

                                                   MARCH 31,         JUNE 30,
                                                     1998              1997
                                                 ------------      ------------
     Notes and obligations due RIMCO             $ 21,660,098      $ 16,108,995
     Operating lease for equipment not
       expected to be utilized in the future          815,529           929,191
     Other notes payable                            2,076,863         1,114,813
                                                 ------------      ------------
                                                   24,552,490        18,152,999
     Less current maturities                      (23,047,020)       (1,423,859)
                                                 ------------      ------------

           Total long-term debt                  $  1,505,470      $ 16,729,140
                                                 ============      ============

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

     Income Taxes. At the current time, the Company has significant net operating loss carryforwards of approximately $14,145,000 available to offset future federal taxable income which will expire if not used in fiscal years 2007 through 2012. Therefore, no income tax provision has been reflected in the accompanying financial statements.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained below, the Company has incurred continuing losses from operations of $4,239,383 and $429,877 for the years ended June 30, 1997 and 1996, respectively, and these losses have continued during the nine months ended March 31, 1998, with an operating loss of $5,452,433 and a net loss of $6,956,814. In addition, the Company had an accumulated deficit and a net working capital deficiency of $18,791,474 and $24,598,991, respectively, as of March 31, 1998. All debt due the Company's major debtholder, RIMCO, has been classified as current maturities as of March 31, 1998.

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

     Reference is made to Note 2 to the Consolidated Financial Statements for further discussion of defaults under the RIMCO financing arrangements.

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

        On March 2, 1998 the Company filed a Form 8-K/A in which the Company provided information under "Item 4. - Change in Registrant's Certifying Accountant". The date of the Report was February 13, 1998, the date Coopers & Lybrand L.L.P. resigned as the Company's independent accountants. The report includes the response of Coopers & Lybrand L.L.P. to the statements made by the Company on Form 8-K dated February 13, 1998 and filed February 23, 1998.

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

                                   UNIVERSAL  SEISMIC  ASSOCIATES, INC.



                                   /s/ JOE T. RYE
DATE:  AUGUST 4, 1998              PRESIDENT/CHIEF EXECUTIVE OFFICER

                            INDEX TO EXHIBITS

        EXHIBIT
        NUMBER
        ------

          27             Financial Data Schedule